Form 10-Q
period 1995-03-31
DELTA NATIONAL BANCORP
filed 1995-04-25
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended MARCH 31, 1995

                         Commission file number 2-79261


                             DELTA NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)


           California                                   94-2839814
    (State or other jurisdiction             (IRS Employer Identification No.)
    of incorporation or organization)


             611 North Main Street, Manteca, California 95336-3740
              (Address of principal executive offices)  (Zip code)


                                 (209) 823-1104
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995:

Common Stock, no par value - 376,782 shares.

                             DELTA NATIONAL BANCORP


                                     INDEX




                         PART I. FINANCIAL INFORMATION


                                                                 Page no.
Item 1.   Financial Statements

          Consolidated Balance Sheets -
               December 31, 1994 and March 31, 1995                 3

          Consolidated Statements of Income -
               Three months ended March 31, 1995 and 1994           4

          Consolidated Statements of Cash Flows -
               Three months ended March 31, 1995 and 1994           5

          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 12




                           PART II. OTHER INFORMATION


          Signatures                                               16

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                                   DELTA NATIONAL BANCORP

                                                 CONSOLIDATED BALANCE SHEETS
                                                       ( In Thousands)

                                                          Unaudited
                                                                           March 31,      Dec 31,
                                                                             1995          1994
                                                                           ---------    ---------
ASSETS

Cash and due from banks ................................................   $  4,395    $  3,349
Federal funds sold .....................................................      4,900       2,800
                                                                           --------    --------
                       Total cash and cash equivalents .................      9,295       6,149

Interest bearing deposits in banks .....................................          0           0
Investment Securities:  note (3)
                         Securities available for sale .................     20,751      21,231
                           Securities held to maturity .................     11,845      11,797
                                                                           --------    --------
                                                                             32,596      33,028

Loans, net:  note (4)(5)(6)(8) .........................................     45,886      47,044
Property and equipment .................................................        857         902
Interest receivable, other assets and other real estate owned:  note (9)      1,857       2,066
                                                                           --------    --------

TOTAL ASSETS ...........................................................   $ 90,491    $ 89,189
                                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
          Non-interest bearing .........................................     12,900      13,215
          Interest bearing .............................................     67,916      67,006
                                                                           --------    --------
                    Total deposits .....................................     80,816      80,221

Accrued interest/other liabilities .....................................        385         221

Stockholders' equity:
     Common stock, no par value
     Authorized - 5,000,000 shares
     Issued and outstanding - 376,782 shares ...........................      3,532       3,532
Retained earnings ......................................................      5,862       5,598
Net unrealized appreciation (depreciation) on
securities available-for-sale, net of tax of $74,100
and $74,069 at March 31, 1995 and 1994, respectively ...................       (104)       (383)
                                                                           --------    --------

Total stockholders' equity .............................................      9,290       8,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 90,491    $ 89,189
                                                                           ========    ========

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                    DELTA NATIONAL BANCORP

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       ( In Thousands)
                                                    EXCEPT PER SHARE DATA

                                                          Unaudited


                                                   3 MONTHS ENDED MARCH 31,
                                                   ------------------------
                                                        1995       1994
                                                        ----       ----
Interest income:
     Interest and fees on loans ..................   $  1,381   $  1,075
     Interest on investment securities:
          Securities available-for-sale ..........        291
          Securities held-to-maturity ............        132
          Investment securities ..................                   347
          Interest-bearing deposits in banks .....          0          0
          Federal funds sold .....................         49         47
                                                     --------   --------

               Total interest income .............      1,853      1,469

Interest expense on deposits .....................        677        537
                                                     --------   --------

               Net interest income ...............      1,176        932

Provision for loan loss ..........................        100        255
                                                     --------   --------
               Net interest income after provision
               for possible loan losses ..........      1,076        677

Other income
     Service charges on deposits .................        116        151
     Other income ................................        166         47
                                                     --------   --------
                                                          282        198
                                                     --------   --------

Other expenses
     Salaries, wages and employee benefits .......        467        424
     Occupancy and equipment .....................        155        140
     Other operating expenses ....................        306        483
                                                     --------   --------
                                                          928      1,047
                                                     --------   --------

              Earning before income taxes .......         430       (172)

Income taxes .....................................        165          0
                                                     --------   --------

               NET EARNINGS ......................   $    265   $   (172)
                                                     ========   ========

Net earnings per share: ..........................   $    .70   $   (.46)
                                                     ========   ========


         The accompanying notes are an integral part of this statement

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   Unaudited

                                                                       3 MONTHS ENDED MARCH 31,
                                                                       ------------------------
                                                                            1995       1994
                                                                            ----       ----
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
     Net earnings ....................................................   $    265    $   (172)
       Adjustments to reconcile net earnings
        to net cash provided by operating activities
         (Gain)/Loss on sale of assets ...............................         12           3
         (Gain)/Loss on sale of OREO .................................       (122)          0
         Provision for possible loan losses ..........................        100         255
         Provision for OREO ..........................................         34         250
         Provision for depreciation and amortization .................        143          74
         Decrease (increase) in interest receivable and other assets .       (330)         32

         Increase (decrease) in interest payable and other liabilities        129          14
                                                                         --------    --------
             Net cash provided by operating activities ...............        231         456
                                                                         --------    --------

Cash flows from investing activities:
     Proceeds from maturities of securities available-for-sale .......        997
     Proceeds from maturities of securities held-to-maturity .........      1,208
     Proceeds from sales & maturities of securities ..................                  2,897
     Purchase of securities available-for-sale .......................          0
     Purchase of securities held-to-maturity .........................     (1,377)
     Purchase of securities ..........................................                 (1,566)
     Net (increase) decrease in loans ................................      1,057        (843)
     Purchase of property and equipment ..............................        (29)        (44)
     Purchase/additions to OREO ......................................        (34)          0
     Proceeds from sale of property and equipment ....................        497          27
     Proceeds from sale of OREO ......................................          0           0
                                                                         --------    --------
          Net cash (used in) provided by investing activities ........      2,319         471
                                                                         --------    --------

                 The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                   Unaudited

                                                          3 MONTHS ENDED MARCH 31,
                                                          ------------------------
                                                              1995       1994
                                                              ----       ----
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
       money market accounts and savings accounts ......      2,476      (1,061)
     Net (decrease) increase in time deposits ..........     (1,880)        594
     Cash dividends ....................................          0           0
                                                           --------    --------

          Net cash provided by financing activities ....        596        (467)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...      3,146         460

Cash and cash equivalents at beginning of period .......      6,149      10,281
                                                           --------    --------

Cash and cash equivalents at end of period .............   $  9,295    $ 10,741
                                                           ========    ========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
       Interest ........................................        482         344
       Income Taxes ....................................        234           0


Noncash investing and financing activities:

   The Bank recognized an increase of $475,291 in the fair value of its available-for-sale securities in the first three months of 1995 and a decline of $698,841 in the fair value of its available-for-sale securities for the year ended December 31, 1994.



     The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


1.     Basis

       Delta National Bancorp (the Company) was incorporated under the laws of the State of California on December 21, 1981 for the purpose of serving as a bank holding company under the Bank Holding Company Act of 1956. The Company's wholly-owned subsidiary, Delta National Bank (the Bank), operates as a commercial bank in the cities of Manteca, Riverbank, Denair and Modesto, California. Headquarters are located at the Manteca Branch at 611 North Main Street, Manteca, California.

2.     Summary of Accounting Policies

       The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and general practice within the banking industry. The consolidated financial statements of the Company include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated.

3.     Investment Securities

       Prior to December 31, 1993, securities were stated at cost adjusted for amortization of premiums and accretion of discounts, which were recognized as adjustments to interest income. Gains or losses on disposition were based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Securities were considered held for investment purposes since the Bank had the ability and intention to hold such securities to maturity.

       In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A significant provision of this statement is the change in accounting and reporting for certain investments in debt securities and equity securities. These securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities will continue to be measured at amortized cost and available-for-sale and trading securities are measured at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The Bank adopted and implemented SFAS No. 115 as of December 31, 1993.

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995



3.   Investment Securities (continued)

     Carrying values and estimated fair values of investment securities for March 31, 1995 and December 31, 1994 are summarized as follows:



                                              March 31, 1995                     December 31, 1994
                                    Amortized     Gross     Estimated   Amortized      Gross      Estimated
                                      Cost     Unrealized      Fair        Cost     Unrealized      Fair
                                                  Gains       Value                    Gains        Value
                                                (Losses)                             (Losses)
Available-for-Sale Securities:

U.S. Treasury Securities .........    $  1,998    $    (25)    $  1,973    $  1,996    $    (49)    $  1,947

Obligations of other U.S.
government agencies ..............      15,885        (250)      15,635      16,188        (654)      15,534

Obligations of state and
political subdivisions ...........       1,578         110        1,688       2,281          78        2,359

Corporate bonds and Other ........       1,468         (13)       1,455       1,420         (29)       1,391
                                      --------    --------     --------    --------    --------     --------
                             TOTAL    $ 20,929    $   (178)    $ 20,751    $ 21,885    $   (654)    $ 21,231
                                      ========    ========     ========    ========    ========     ========

Held-to-Maturity Securities:

U.S. Treasury Securities .........    $      0    $      0     $      0    $      0    $      0     $      0

Obligations of other U.S.
government agencies ..............       8,403           3        8,406       7,696         (39)       7,657

Obligations of state and
political subdivisions ...........       1,327         (19)       1,308       1,328         (31)       1,297

Corporate bonds and Other ........       2,115         (43)       2,072       2,773         (72)       2,701
                                      --------    --------     --------    --------    --------     --------
                             TOTAL    $ 11,845    $    (59)    $ 11,786    $ 11,797    $   (142)    $ 11,655
                                      ========    ========     ========    ========    ========     ========


                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


4. The following table discloses separately (1) total loans (2) the allowance for losses and (3) unearned income:


                                               March, 1995        December, 1994
                                               -----------        --------------

Total Loans ..........................        $ 46,955,792         $ 48,055,894

Allowance for Loan Loss ..............            (704,156)            (599,422)

Unearned Discount ....................            (134,754)            (167,027)

Deferred Loan Fees ...................            (230,665)            (245,844)
                                              ------------         ------------

Loans, net ...........................        $ 45,886,217         $ 47,043,601
                                              ============         ============


5. The following table discloses the amount of total loans in each of the following categories for the periods indicated:


                                               March, 1995        December, 1994
                                               -----------        --------------

Commercial Loans .......................      $ 20,463,548         $ 20,991,617

Real Estate Construction ...............         7,847,456            7,352,440

Real Estate Mortgage ...................        15,870,158           16,610,145

Installment ............................         2,774,630            3,101,692
                                              ------------         ------------
Total Loans ............................      $ 46,955,792         $ 48,055,894
                                              ============         ============

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

6.     Impaired Loans:

     In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) which addresses the accounting treatment of certain impaired loans and amends FASB statements No. 5 and No. 15. SFAS does not address the overall adequacy of the allowance possible for loan losses. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995.

       A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loans effective interest rate. Alternatively, impairment may be measured by using the loans observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral. The recorded investment in these loans and the valuation allowance for credit losses related to loan impairment are as follows:

                                                            3 Month End
                                                            March, 1995
                                                            -----------

          Principal amount of impaired loans ...........      $257,976

          Accrued Interest .............................         2,375

          Deferred loan costs ..........................             0
                                                              --------
                                                               260,351

          Less valuation allowance .....................             0
                                                              --------
          Total carrying value .........................      $260,351
                                                              ========

       The  fair  value  of  collateral   exceeded  the  total  carrying  value,
therefore, there was no activity to the valuation allowance in the first quarter of 1995.


7. As of March 31, 1995 there were no material loans outstanding made by the Company to the directors, executive officers, or any principal holders of equity securities.

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995


8.   Changes in the allowance for loan losses are as follows:


                                                3 Month End         3 Month End
                                                March, 1995         March, 1994
                                                -----------         -----------

Beginning balance ....................           $ 599,000            $ 807,000

Charge Offs ..........................             (37,000)            (223,000)

Recoveries ...........................              42,000               31,000

Allowance ............................             100,000              255,000
                                                 ---------            ---------
Ending balance .......................           $ 704,000            $ 870,000
                                                 =========            =========



9. Real Estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Changes in the valuation allowance for OREO are as follows:


                                                     3 Month End     3 Month End
                                                     March, 1995     March, 1994
                                                     -----------     -----------

Beginning balance ...........................       $ 257,643.71    $          0

Provision Charged to Operations .............          34,193.00      250,000.00

Recoveries ..................................                  0               0
                                                    ------------    ------------

Ending balance ..............................       $ 291,836.71    $ 250,000.00
                                                    ============    ============

PART 1 - FINANCIAL INFORMATION
Item II - Financial Condition and Results of Operations




                             DELTA NATIONAL BANCORP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1995



Results of Operations

The management and the directors of the Company reported net earnings for the three month period ending March 31, 1995 at $265,000 compared to net earnings of (172,000) for the same period in 1994. The net operating loss in 1994 was primarily related to additional provisions that were made to the allowance for loan loss reserve and for one OREO property.
Management is pleased with the earnings for the first quarter of 1995.

Consolidated assets increased to $90,491,000 as of March 31, 1995 which represents a growth rate of 6.70% compared to March, 1994 when assets totaled $84,808,000. Deposits continue to grow at $80,816,000 for the first three months of 1995 compared to $76,361,000 for the first three months of 1994. This represents a 5.83% increase. Capital remains very strong at $9,290,000 in 1995 and $8,296,000 in 1994.

Net interest income, the largest component of the Company's earnings, represents the difference between interest earned on loans and other assets and interest paid on deposits. Net interest income increased 2.62% to $1,176,000 in March, 1995 compared to $932,000 in March, 1994.

Management is quite satisfied with these results considering the local economy has shown no material improvement over the past year. The increase in income is a result of sound lending and investing practices, cost control methods and prudent management decisions.

The most important factors affecting operating results were the increasing interest rate environment and absence of problem loans. Management had anticipated the rise in interest rates and elected to emphasize loans that reprice immediately when interest rates rise. Funding sources were readily available to accommodate demand without having to resort to high cost funds. This enabled the Bank to remain within it's niche and not venture into untested areas.

Liquidity Management


Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations on other commitments on a timely and cost effective basis. The Bank insures the maintenance of a reasonable amount of liquid funds in order to meet periodic increases in loan demand and deposit maturities. Investments are made in short term sources including deposits in correspondent banks, fed funds sold, marketable securities as well as cash on hand. The Bank's liquidity average ratio for March 1995 was 32.98% which management feels is more than adequate. Liquidity is enhanced by operating profits and increasing deposits. In recent years, core deposits have provided the Company with a sizable source of relatively stable and low-cost funds.



Asset/Liability Management


The principal objectives of asset/liability management is maintaining an appropriate balance between interest sensitive assets and interest sensitive liabilities along with reducing interest rate exposure while providing liquidity.

Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate sensitive assets and rate sensitive liabilities. When the amount of rate sensitive assets exceeds rate sensitive liabilities, a "positive" gap exists and when the amount of rate sensitive liabilities exceed the amount of rate sensitive assets, a "negative" gap exists. Major fluctuations in net interest income and net earnings could occur due to imbalances between rate sensitive assets and liabilities. Asset/Liability management attempts to protect earnings by maintaining the proper balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

The following table summarizes the interest rate sensitivity of the Company's assets and liabilities at March 31, 1995. Assets and liabilities are categorized where applicable, by remaining interest rate maturities rather than contractual maturities of obligations. For example, investment securities with variable rates are monitored and reported in the category that represents the frequency of the rate change.

Interest Rate Sensitivity Analysis

                                    0 - 30   31 - 90    91 - 180  181 - 365   1 - 5    Over 5
                                     Days     Days        Days      Days      Years     Years     Total

Interest-bearing bank balances .     4,900         0          0         0         0         0     4,900

Investment Securities ..........        25    16,093     10,229     3,828     2,121       422    32,718

Loans ..........................    32,101       270      1,361     3,746     8,086       919    46,483
                                   -------   -------    -------   -------   -------   -------   -------

Total Rate Sensitive Assets ....    37,026    16,363     11,590     7,574    10,207     1,341    84,101

Interest Bearing Demand Deposits    14,638         0          0         0         0         0    14,638

Time Certificates of Deposits ..     6,285     8,398      3,350     5,804     8,360         0    32,197

Savings Passbook Certificates of
Deposit and Regular Savings ....     9,613     9,742          0         0         0         0    19,355
                                   -------   -------    -------   -------   -------   -------   -------

Total Rate Sensitive Liabilities    30,536    18,140      3,350     5,804     8,360         0    66,190

Interval Gaps/RSA-RSL ..........     6,490    (1,777)     8,240     1,770     1,847     1,341    17,911



Capital Resources

Capital plays a fundamental and vital role in the operation of the Bank. Capital adequacy is important to the Bank functions to insure continued financial strength, protect against unanticipated losses, build confidence in depositors and shareholders, and enables the Bank to acquire the physical necessities necessary to render proper Bank services.

The Company is subject to the capital adequacy requirements of various federal banking agencies, such as the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation. At March 31, 1995 the Company exceeded its capital requirements and expects to remain in compliance with capital requirements in the future.

                                          Minimum      March 1995  December 1994
Risk Based Capital Ratio ...........       8.00%         16.71%         15.47%
Tier I Ratio .......................       4.00%         15.51%         14.49%
Leverage Ratio .....................       3.00%         10.26%          9.92%


The Company's total risk-based capital ratio increased to 16.71% compared to 14.00% for March 31, 1994. A review of the Banks risk-based capital level shows that levels again were substantially higher than regulatory requirements. The
Bank's capital requirement policy shall, at all times, meet or exceed the requirements set forth by regulatory agencies. In the event that the minimum regulatory capital requirement is not met through retained earnings and restricted growth, the Bank shall consider other forms of raising capital. It is a priority of this institution to continue to meet and exceed all regulatory capital compliance levels.

Accounting Changes


The Financial Accounting Standards Board has issued a new standard for accounting and reporting of certain investments in debt securities and equity securities. The Bank adopted and implemented SFAS No. 115 as of December 31, 1993.

The Financial Accounting Standards Board has issued a new standard which addresses the accounting treatment of certain impaired loans. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings   -   None other than in the ordinary course of
                                 business.

Item 2 - Change in securities   -   None

Item 3 - Defaults Upon Senior Securities   -   None

Item 4 - Submission of Matters to a Vote of Security Holders   -   None

Item 5 - Other Information   -   No Change in Executive Officers.

Item 6 - Exhibits and Reports on Form 8-K   -   None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          DELTA NATIONAL BANCORP
                                                                    (Registrant)





DATE:         April 17, 1995                   /s/ Andrew Rossi
                                               --------------------------------
                                               Andrew Rossi
                                               President/Chief Executive Officer
                                               Director
                                               (Principal Executive Officer)




DATE:         April 17, 1995                   /s/ Warren E. Wegge
                                               --------------------------------
                                               Warren E. Wegge
                                               Executive Vice President
                                               (Principal Financial Officer)




DATE:         April 17, 1995                   /s/ Toinette Rossi
                                               --------------------------------
                                               Toinette Rossi
                                               Vice President and Manager
                                               Director