Form 10-Q/A
period 1995-03-31
DELTA NATIONAL BANCORP
filed 1995-07-25
CIK 706343

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended MARCH 31, 1995
                                   Amended Report
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


                                 (209) 824-4050
              (Registrant's telephone number, including area code)




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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                                   DELTA NATIONAL BANCORP

                                                 CONSOLIDATED BALANCE SHEETS
                                                       ( In Thousands)

                                                          Unaudited
                                                                           March 31,      Dec 31,
                                                                             1995          1994
                                                                           ---------    ---------
ASSETS

Cash and due from banks ................................................   $  4,395    $  3,349
Federal funds sold .....................................................      4,900       2,800
                                                                           --------    --------
                       Total cash and cash equivalents .................      9,295       6,149

Interest bearing deposits in banks .....................................          0           0
Investment Securities:  note (3)
                         Securities available for sale .................     20,751      21,231
                           Securities held to maturity .................     11,845      11,797
                                                                           --------    --------
                                                                             32,596      33,028

Loans, net:  note (4)(5)(6)(8) .........................................     45,790      47,044
Property and equipment .................................................        857         902
Interest receivable, other assets and other real estate owned:  note (9)      1,857       2,066
                                                                           --------    --------

TOTAL ASSETS ...........................................................   $ 90,395    $ 89,189
                                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
          Non-interest bearing .........................................     12,900      13,215
          Interest bearing .............................................     67,916      67,006
                                                                           --------    --------
                    Total deposits .....................................     80,816      80,221

Accrued interest/other liabilities .....................................        345         221

Stockholders' equity:
     Common stock, no par value
     Authorized - 5,000,000 shares
     Issued and outstanding - 376,782 shares ...........................      3,532       3,532
Retained earnings ......................................................      5,806       5,598
Net unrealized appreciation (depreciation) on
securities available-for-sale, net of tax of $74,100
and $74,069 at March 31, 1995 and 1994, respectively ...................       (104)       (383)
                                                                           --------    --------

Total stockholders' equity .............................................      9,234       8,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 90,395    $ 89,189
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                    DELTA NATIONAL BANCORP

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       ( In Thousands)
                                                    EXCEPT PER SHARE DATA

                                                          Unaudited


                                                   3 MONTHS ENDED MARCH 31,
                                                   ------------------------
                                                        1995       1994
                                                        ----       ----
Interest income:
     Interest and fees on loans ..................   $  1,381   $  1,075
     Interest on investment securities:
          Securities available-for-sale ..........        291
          Securities held-to-maturity ............        132
          Investment securities ..................                   347
          Interest-bearing deposits in banks .....          0          0
          Federal funds sold .....................         49         47
                                                     --------   --------

               Total interest income .............      1,853      1,469

Interest expense on deposits .....................        677        537
                                                     --------   --------

               Net interest income ...............      1,176        932

Provision for loan loss ..........................        100        255
                                                     --------   --------
               Net interest income after provision
               for possible loan losses ..........      1,076        677

Other income
     Service charges on deposits .................        116        151
     Other income ................................         70         47
                                                     --------   --------
                                                          186        198
                                                     --------   --------

Other expenses
     Salaries, wages and employee benefits .......        467        424
     Occupancy and equipment .....................        155        140
     Other operating expenses ....................        306        483
                                                     --------   --------
                                                          928      1,047
                                                     --------   --------

              Earning before income taxes .......         334       (172)

Income taxes .....................................        125          0
                                                     --------   --------

               NET EARNINGS ......................   $    209   $   (172)
                                                     ========   ========

Net earnings per share: ..........................   $    .55   $   (.46)
                                                     ========   ========


         The accompanying notes are an integral part of this statement

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   Unaudited

                                                                       3 MONTHS ENDED MARCH 31,
                                                                       ------------------------
                                                                            1995       1994
                                                                            ----       ----
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
     Net earnings ....................................................   $    209    $   (172)
       Adjustments to reconcile net earnings
        to net cash provided by operating activities
         (Gain)/Loss on sale of assets ...............................         12           3
         (Gain)/Loss on sale of OREO .................................       (122)          0
         Provision for possible loan losses ..........................        100         255
         Provision for OREO ..........................................         34         250
         Provision for depreciation and amortization .................        143          74
         Decrease (increase) in interest receivable and other assets .       (330)         32

         Increase (decrease) in interest payable and other liabilities         89          14
                                                                         --------    --------
             Net cash provided by operating activities ...............        135         456
                                                                         --------    --------

Cash flows from investing activities:
     Proceeds from maturities of securities available-for-sale .......        997
     Proceeds from maturities of securities held-to-maturity .........      1,208
     Proceeds from sales & maturities of securities ..................                  2,897
     Purchase of securities available-for-sale .......................          0
     Purchase of securities held-to-maturity .........................     (1,377)
     Purchase of securities ..........................................                 (1,566)
     Net (increase) decrease in loans ................................      1,153        (843)
     Purchase of property and equipment ..............................        (29)        (44)
     Purchase/additions to OREO ......................................        (34)          0
     Proceeds from sale of property and equipment ....................          0          27
     Proceeds from sale of OREO ......................................        497           0
                                                                         --------    --------
          Net cash (used in) provided by investing activities ........      2,415         471
                                                                         --------    --------

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
                                      ========    ========     ========    ========    ========     ========


                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


4. The following table discloses separately (1) total loans (2) the allowance for losses and (3) unearned income:


                                               March, 1995        December, 1994
                                               -----------        --------------

Total Loans ............................      $  46,955,792       $  48,055,894

Allowance for Loan Loss ................           (704,156)           (599,422)

Unearned Discount ......................           (134,754)           (167,027)

Deferred Profit on OREO Sales ..........            (95,782)                  0

Deferred Loan Fees .....................           (230,665)           (245,844)
                                              -------------       -------------

Loans, net .............................      $  45,790,435       $  47,043,601
                                              =============       =============


5. The following table discloses the amount of total loans in each of the following categories for the periods indicated:


                                               March, 1995        December, 1994
                                               -----------        --------------

Commercial Loans .......................      $ 20,463,548         $ 20,991,617

Real Estate Construction ...............         7,847,456            7,352,440

Real Estate Mortgage ...................        15,870,158           16,610,145

Installment ............................         2,774,630            3,101,692
                                              ------------         ------------
Total Loans ............................      $ 46,955,792         $ 48,055,894
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
                                                    ============    ============

PART 1 - FINANCIAL INFORMATION
Item II - Financial Condition and Results of Operations




                             DELTA NATIONAL BANCORP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1995



Results of Operations

The management and the directors of the Company reported net earnings for the three month period ending March 31, 1995 at $209,000 compared to net earnings of ($172,000) for the same period in 1994. The net operating loss in 1994 was primarily related to additional provisions that were made to the allowance for loan loss reserve and for one OREO property. Management is pleased with the earnings for the first quarter of 1995.

Consolidated assets increased to $90,395,000 as of March 31, 1995 which represents a growth rate of 6.59% compared to March, 1994 when assets totaled $84,808,000. Deposits continue to grow at $80,816,000 for the first three months of 1995 compared to $76,361,000 for the first three months of 1994. This represents a 5.83% increase. Capital remains very strong at $9,234,000 in 1995 and $8,296,000 in 1994.

Net interest income, the largest component of the Company's earnings, represents the difference between interest earned on loans and other assets and interest paid on deposits. Net interest income increased 26.18% to $1,176,000 in March, 1995 compared to $932,000 in March, 1994.

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

                                          Minimum      March 1995  December 1994
Risk Based Capital Ratio ...........       8.00%         16.64%         15.47%
Tier I Ratio .......................       4.00%         15.44%         14.49%
Leverage Ratio .....................       3.00%         10.20%          9.92%


The Company's total risk-based capital ratio increased to 16.64% compared to 14.00% for March 31, 1994. A review of the Banks risk-based capital level shows that levels again were substantially higher than regulatory requirements. The
Bank's capital requirement policy shall, at all times, meet or exceed the requirements set forth by regulatory agencies. In the event that the minimum regulatory capital requirement is not met through retained earnings and restricted growth, the Bank shall consider other forms of raising capital. It is a priority of this institution to continue to meet and exceed all regulatory capital compliance levels.

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




                                                          DELTA NATIONAL BANCORP
                                                                    (Registrant)





DATE:         July 21, 1995                    /s/ Andrew Rossi
                                               --------------------------------
                                               Andrew Rossi
                                               President/Chief Executive Officer
                                               Director
                                               (Principal Executive Officer)




DATE:         July 21, 1995                    /s/ Warren E. Wegge
                                               --------------------------------
                                               Warren E. Wegge
                                               Executive Vice President
                                               (Principal Financial Officer)




DATE:         July 21, 1995                    /s/ Toinette Rossi
                                               --------------------------------
                                               Toinette Rossi
                                               Vice President and Manager
                                               Director