Form 10-Q
period 1995-06-30
DELTA NATIONAL BANCORP
filed 1995-07-26
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended JUNE 30, 1995


                         Commission file number 2-79261


                             DELTA NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)


                 California                             94-2839814
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
 or organization)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995:

Common Stock, no par value - 376,782 shares.

                             DELTA NATIONAL BANCORP


                                     INDEX




                         PART I. FINANCIAL INFORMATION


                                                                        Page no.
Item 1.           Financial Statements

                  Consolidated Balance Sheets -
                           June 30, 1995 and December 31, 1994             3

                  Consolidated Statements of Income -
                           Three months ended June 30, 1995 and            4
                           Six months ended June 30, 1995
                           Three months ended June 30, 1994 and            5
                           Six months ended June 30, 1994

                  Consolidated Statements of Cash Flows -
                           Six months ended June 30, 1995 and 1994         6

                  Notes to Consolidated Financial Statements               8

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            14




                           PART II. OTHER INFORMATION


                  Signatures                                              18

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             DELTA NATIONAL BANCORP

                          CONSOLIDATED BALANCE SHEETS
                                ( In Thousands)

                                   Unaudited

                                                           June 30,      Dec 31,
                                                             1995         1994
                                                           --------      -------
Cash and due from banks ................................   $  6,475    $  3,349
Federal funds sold .....................................      2,000       2,800
                                                           --------    --------
        Total cash and cash equivalents ................      8,475       6,149

Interest bearing deposits in banks .....................          0           0
Investment Securities:  note (3)
      Securities available for sale ....................     16,798      21,231
      Securities held to maturity ......................     16,243      11,797
                                                           --------    --------
                                                             33,041      33,028

Loans, net:  note (4)(5)(6)(8) .........................     45,888      47,044
Property and equipment .................................        807         902
Interest receivable, other assets and other real .......      2,084       2,066
estate owned:  note (9)                                    --------    --------


TOTAL ASSETS ...........................................   $ 90,295    $ 89,189
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing ...............................     13,351      13,215
    Interest bearing ...................................     67,351      67,006
                                                           --------    --------
        Total deposits .................................     80,702      80,221

Accrued interest/other liabilities .....................        347         221

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares ..........      3,532       3,532
    Retained earnings ..................................      5,791       5,598
    Net unrealized appreciation (depreciation) on
    securities available-for-sale, net of tax of $54,885        (77)       (383)
    and $131,369 at June 30, 1995 and 1994, respectively   --------    --------

        Total stockholders' equity .....................      9,246       8,747


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 90,295    $ 89,189
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                       CONSOLIDATED STATEMENTS OF INCOME
                                ( In Thousands)
                             EXCEPT PER SHARE DATA

                                   Unaudited


                                               3 MONTHS  6 MONTHS
                                                ENDING    ENDING
                                               June 30,  June 30,
                                                 1995      1995
                                               --------  --------
Interest income:
    Interest and fees on loans ..............   $ 1,369   $ 2,750
    Interest on investment securities:
    Securities available-for-sale ...........       260       551
    Securities held-to-maturity .............       219       351
    Investment securities
    Interest-bearing deposits in banks ......         0         0
    Federal funds sold ......................        84       133
                                                -------   -------

        Total interest income ...............     1,932     3,785

Interest expense on deposits ................       760     1,437
                                                -------   -------
        Net interest income .................     1,172     2,348

Provision for loan loss .....................        99       199
                                                -------   -------
        Net interest income after provision
         for possible loan losses ...........     1,073     2,149

Other income
    Service charges on deposits .............       117       233
    Other income ............................        46       116
                                                -------   -------
                                                    163       349
                                                -------   -------
Other expenses
    Salaries, wages and employee benefits ...       418       885
    Occupancy and equipment .................       160       315
    Other operating expenses ................       256       562
                                                -------   -------
                                                    834     1,762
                                                -------   -------
        Earning before income taxes .........       402       736

Income taxes ................................       155       280
                                                -------   -------
        NET EARNINGS ........................   $   247   $   456
                                                =======   =======

Net earnings per share: .....................   $   .66   $  1.21
                                                =======   =======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                       CONSOLIDATED STATEMENTS OF INCOME
                                ( In Thousands)
                             EXCEPT PER SHARE DATA

                                   Unaudited

                                                    3 MONTHS  6 MONTHS
                                                     ENDING    ENDING
                                                    June 30,  June 30,
                                                      1994      1994
                                                    --------  --------
Interest income:
    Interest and fees on loans ...................  $ 1,195   $ 2,270
    Interest on investment securities:
    Securities available-for-sale
    Securities held-to-maturity
    Investment securities ........................      330       677
    Interest-bearing deposits in banks ...........        0         0
    Federal funds sold ...........................       67       114
                                                     ------    ------

        Total interest income ....................    1,592     3,061

Interest expense on deposits .....................      550     1,087
                                                     ------    ------
        Net interest income ......................    1,042     1,974

Provision for loan loss ..........................        0       255
                                                     ------    ------
        Net interest income after provision
         for possible loan losses ................    1,042     1,719

Other income
    Service charges on deposits ..................      131       282
    Other income .................................       59       106
                                                     ------    ------
                                                        190       388
                                                     ------    ------
Other expenses
    Salaries, wages and employee benefits ........      423       847
    Occupancy and equipment ......................      153       293
    Other operating expenses .....................      231       714
                                                     ------    ------
                                                        807     1,854
                                                     ------    ------
        Earning before income taxes ..............      425       253

Income taxes .....................................       80        80
                                                     ------    ------
        NET EARNINGS .............................   $  345    $  173
                                                     ======    ======

Net earnings per share: ..........................   $  .92    $  .46
                                                     ======    ======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             DELTA NATIONAL BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   Unaudited

                                                        6 MONTHS ENDING JUNE 30,
                                                        ------------------------
                                                             1995         1994
                                                             ----         ----
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
   Net earnings .......................................     $   456      $   173
     Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................          16           (3)
        (Gain)/Loss on sale of OREO ..................         (26)           0
        Provision for possible loan losses ...........         199          255
        Provision for OREO ...........................          38          258
        Provision for depreciation and ...............         249          160
        amortization
        Decrease (increase) in interest
        receivable and other assets...................        (671)         258
        Increase (decrease) in interest payable
         and other liabilities .......................          88           99
                                                           -------      -------
           Net cash provided by operating activities..         349        1,200
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................       4,970
  Proceeds from maturities of securities
    held-to-maturity .................................       1,583
  Proceeds from sales & maturities of securities .....                    3,994
  Purchase of securities available-for-sale ..........           0
  Purchase of securities held-to-maturity ............      (6,169)
  Purchase of securities .............................                   (4,362)
  Net (increase) decrease in loans ...................         957       (2,997)
  Purchase of property and equipment .................         (55)         (56)
  Purchase/additions to OREO .........................         (34)           0
  Proceeds from sale of property and equipment .......          10           16
  Proceeds from sale of OREO .........................         497          316
  Net (Inc.)decrease Int. Bearing Deposits Other Inst           0            5
                                                           -------      -------
           Net cash (used in) provided by
           investing activities ......................       1,759       (3,084)
                                                           -------      -------


         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             DELTA NATIONAL BANCORP

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                   Unaudited

                                                        6 MONTHS ENDING JUNE 30,
                                                        ------------------------
                                                           1995         1994
                                                           ----         ----


Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......       3,513       (2,147)
  Net (decrease) increase in time deposits ...........      (3,031)       2,243
  Cash dividends .....................................        (264)           0
                                                          --------     --------

           Net  cash provided by financing
           activities ................................         218           96
                                                          --------     --------
Net  increase (decrease) in cash and
cash equivalents .....................................       2,326       (1,788)

Cash and cash equivalents at beginning of period .....       6,149       10,281
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $  8,475     $  8,493
                                                          ========     ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest .....................................       1,253          896
        Income Taxes .................................         645            0



Noncash investing and financing activities:

     The Bank recognized an increase of $521,593 in the fair value of its available-for-sale securities in the first six months of 1995 and a decline of $698,841 in the fair value of its available-for-sale securities for the year ended December 31, 1994.






         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


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

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995



3.     Investment Securities        (continued)

     Carrying values and estimated fair values of investment securities for June 30, 1995 and December 31, 1994 are summarized as follows:

                                                                  June 30, 1995                         December 31, 1994
                                                   Amortized         Gross       Estimated     Amortized       Gross       Estimated
                                                     Cost          Unrealized       Fair         Cost        Unrealized       Fair
                                                                     Gains         Value                       Gains         Value
                                                                   (Losses)                                  (Losses)
Available-for-Sale Securities:

  U.S. Treasury Securities ...................       $ 1,999       $   (10)       $ 1,989       $ 1,996       $   (49)       $ 1,947


  Obligations of other U.S.
    government agencies ......................        13,243          (238)        13,005        16,188          (654)        15,534

  Obligations of state and
    political subdivisions ...................           927           121          1,048         2,281            78          2,359

  Corporate bonds and Other ..................           761            (5)           756         1,420           (29)         1,391
                                                     -------       -------        -------       -------       -------        -------
TOTAL ........................................       $16,930       $  (132)       $16,798       $21,885       $  (654)       $21,231
                                                     =======       =======        =======       =======       =======        =======


Held-to-Maturity Securities:

  U.S. Treasury Securities ...................       $     0       $     0        $     0       $     0       $     0        $     0


  Obligations of other U.S.
    government agencies ......................        12,830             3         12,833         7,696           (39)         7,657

  Obligations of state and
    political subdivisions ...................         1,302            (9)         1,293         1,328           (31)         1,297

  Corporate bonds and Other ..................         2,111           (23)         2,088         2,773           (72)         2,701
                                                     -------       -------        -------       -------       -------        -------
TOTAL ........................................       $16,243       $   (29)       $16,214       $11,797       $  (142)       $11,655
                                                     =======       =======        =======       =======       =======        =======

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


4. The following table discloses separately (1) total loans (2) the allowance for losses and (3) unearned income:

                                                June, 1995        December, 1994
                                                ----------        --------------

Total Loans ............................       $ 47,114,300        $ 48,055,894

Allowance for Loan Loss ................           (801,533)           (599,422)

Unearned Discount ......................           (118,382)           (167,027)

Deferred Profit on OREO Sales ..........            (95,597)                  0

Deferred Loan Fees .....................           (210,658)           (245,844)
                                               ------------        ------------

Loans, net .............................       $ 45,888,130        $ 47,043,601
                                               ============        ============


5. The following table discloses the amount of total loans in each of the following categories for the periods indicated:

                                                June, 1995        December, 1994
                                                ----------        --------------
Commercial Loans .......................       $ 21,718,932        $ 20,991,617

Real Estate Construction ...............          6,572,673           7,352,440

Real Estate Mortgage ...................         16,371,052          16,610,145

Installment ............................          2,451,643           3,101,692
                                               ------------        ------------
Total Loans ............................       $ 47,114,300        $ 48,055,894
                                               ============        ============

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income recognized until all recorded amounts of interest and principal are recovered in full. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loans effective interest rate. Alternatively, impairment may be measured by using the loans observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral.

     The recorded investment in these loans and the valuation allowance for credit losses related to loan impairment are as follows:


                                                                     6 Month End
                                                                      June, 1995
                                                                     -----------

Principal amount of impaired loans ........................          $ 1,657,038

Accrued Interest ..........................................                3,508

Deferred loan costs .......................................                3,479
                                                                     -----------
                                                                       1,664,025
Less valuation allowance ..................................               61,638
                                                                     -----------
Total carrying value ......................................          $ 1,602,387
                                                                     ===========

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

6.     Impaired Loans (continued):

       The activity in the allowance account is as follows:

                                                                        6 Month
                                                                          End
                                                                      June, 1995
                                                                      ----------

Valuation allowance at beginning of period ....................                0

Net charges to operations for impairment ......................        $  61,638

Direct writedowns .............................................                0

Recoveries ....................................................                0
                                                                       ---------
Valuation allowance at end of period ..........................        $  61,638
                                                                       =========




7. As of June 30, 1995 there were no material loans outstanding made by the Company to the directors, executive officers, or any principal holders of equity securities.

8. Changes in the allowance for loan losses are as follows (includes allowance for loan losses at $740,000 and allowance for impaired loans at $62,000):

                                     6 Month End     6 Month End
                                      June, 1995      June, 1994
                                     -----------     -----------
Beginning balance ............       $   599,000      $  807,000

Charge Offs ..................           (65,000)       (475,000)

Recoveries ...................            69,000          56,000

Allowance ....................           199,000         255,000
                                     -----------      ----------
Ending balance ...............       $   802,000      $  643,000
                                     ===========      ==========

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


9. Real Estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Changes in the valuation allowance for OREO are as follows:



                                       6 Month End     6 Month End
                                        June, 1995      June, 1994
                                       -----------     -----------
Beginning balance .................    $   257,644     $         0

Provision charged to operations ...         37,923         261,544

Recoveries ........................         (3,900)
                                       -----------     -----------
Ending balance ....................    $   295,567     $   257,644
                                       ===========     ===========

PART 1 - FINANCIAL INFORMATION
Item II - Financial Condition and Results of Operations




                             DELTA NATIONAL BANCORP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1995



Results of Operations

The management and the directors of the Company reported net earnings for the six month period ending June 30, 1995 at $456,000 compared to net earnings of $173,000 for the same period in 1994. The decreased earnings in 1994 were primarily related to additional provisions that were made to the allowance for loan loss reserve and for one OREO property. Management is pleased with the earnings for the second quarter of 1995.

Consolidated assets increased to $90,295,000 as of June 30, 1995 which represents a growth rate of 5.34% compared to June, 1994 when assets totaled $85,717,000. Deposits continue to grow at $80,702,000 for the first six months of 1995 compared to $76,924,000 for the first six months of 1994. This represents a 4.91% increase. Capital remains very strong at $9,246,000 in 1995 and $8,559,000 in 1994.

Net interest income, the largest component of the Company's earnings, represents the difference between interest earned on loans and other assets and interest paid on deposits. Net interest income increased 18.90% to $2,347,000 in June, 1995 compared to $1,974,000 in June, 1994.

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

Liquidity Management


Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations on other commitments on a timely and cost effective basis. The Bank insures the maintenance of a reasonable amount of liquid funds in order to meet periodic increases in loan demand and deposit maturities. Investments are made in short term sources including deposits in correspondent banks, fed funds sold, marketable securities as well as cash on hand. The Bank's liquidity average ratio for June, 1995 was 32.10% which management feels is more than adequate. Liquidity is enhanced by operating profits and increasing deposits. In recent years, core deposits have provided the Company with a sizable source of relatively stable and low-cost funds.



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

The following table summarizes the interest rate sensitivity of the Company's assets and liabilities at June 30, 1995. Assets and liabilities are categorized where applicable, by remaining interest rate maturities rather than contractual maturities of obligations. For example, investment securities with variable rates are monitored and reported in the category that represents the frequency of the rate change.

Interest Rate Sensitivity Analysis
                                                     0 - 30     31 - 90    91 - 180    181 - 365       1 - 5      Over 5
                                                      Days        Days       Days         Days         Years      Years       Total
Interest-bearing bank balances ................       2,000           0           0           0            0           0       2,000

Investment Securities .........................           0      15,001      14,874       1,631        1,191         421      33,118

Loans .........................................      31,807       1,100       1,828       3,004        7,520       1,207      46,466
                                                     ------      ------      ------      ------       ------      ------      ------

Total Rate Sensitive Assets ...................      33,807      16,101      16,702       4,635        8,711       1,628      81,584

Interest Bearing Demand Deposits ..............      13,480           0           0           0            0           0      13,480

Time Certificates of Deposits .................       5,218       3,083       7,246       7,114        8,351           0      31,012

Savings Passbook Certificates of
  Deposit and Regular Savings .................      11,554       9,600           0           0            0           0      21,154
                                                     ------      ------      ------      ------       ------      ------      ------

Total Rate Sensitive Liabilities ..............      30,252      12,683       7,246       7,114        8,351           0      65,646

Interval Gaps/RSA-RSL .........................       3,555       3,418       9,456      (2,479)         360       1,628      15,938



Capital Resources

Capital plays a fundamental and vital role in the operation of the Bank. Capital adequacy is important to the Bank functions to insure continued financial strength, protect against unanticipated losses, build confidence in depositors and shareholders, and enables the Bank to acquire the physical necessities necessary to render proper Bank services.

The Company is subject to the capital adequacy requirements of various federal banking agencies, such as the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation. At June 30, 1995 the Company exceeded its capital requirements and expects to remain in compliance with capital requirements in the future.

                                          Minimum      June 1995   December 1994
Risk Based Capital Ratio ...........       8.00%         17.24%        15.47%
Tier I Ratio .......................       4.00%         15.99%        14.49%
Leverage Ratio .....................       3.00%         10.07%         9.92%


The Company's total risk-based capital ratio increased to 17.24% compared to 14.00% for June 30, 1994. A review of the Banks risk-based capital level shows that levels again were substantially higher than regulatory requirements. The
Bank's capital requirement policy shall, at all times, meet or exceed the requirements set forth by regulatory agencies. In the event that the minimum regulatory capital requirement is not met through retained earnings and restricted growth, the Bank shall consider other forms of raising capital. It is a priority of this institution to continue to meet and exceed all regulatory capital compliance levels.

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




                                        DELTA NATIONAL BANCORP
                                        (Registrant)





DATE:       July 21, 1995                         /s/ Andrew Rossi
                                                  ---------------------------
                                                  Andrew Rossi
                                                  sident/Chief Executive Officer
                                                  Director
                                                 (Principal Executive Officer)




DATE:       July 21, 1995                         /s/ Warren E. Wegge
                                                  ---------------------------
                                                  Warren E. Wegge
                                                  Executive Vice President
                                                 (Principal Financial Officer)




DATE:       July 21, 1995                         /s/ Toinette Rossi
                                                  ---------------------------
                                                  Toinette Rossi
                                                  Vice President and Manager
                                                  Director