Form 10-Q
period 1995-09-30
DELTA NATIONAL BANCORP
filed 1995-10-27
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended SEPTEMBER 30, 1995


                         Commission file number 2-79261


                             DELTA NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)


                 California                            94-2839814
       (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

Common Stock, no par value - 376,782 shares.

                             DELTA NATIONAL BANCORP


                                     INDEX




                         PART I. FINANCIAL INFORMATION


                                                                        Page no.
Item 1.           Financial Statements

                  Consolidated Balance Sheets -
                           September 30, 1995 and December 31, 1994           3

                  Consolidated Statements of Income -
                           Three months ended September 30, 1995 and          4
                           Nine months ended September 30, 1995
                           Three months ended September 30, 1994 and          5
                           Nine months ended September 30, 1994

                  Consolidated Statements of Cash Flows -
                           Nine months ended September 30, 1995 and 1994      6

                  Notes to Consolidated Financial Statements                  8

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               14




                           PART II. OTHER INFORMATION


                  Signatures                                                 18

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             DELTA NATIONAL BANCORP

                          CONSOLIDATED BALANCE SHEETS
                                ( In Thousands)

                                   Unaudited

                                                           Sept.30,      Dec.31,
                                                             1995         1994
                                                           --------     --------
ASSETS
Cash and due from banks ..............................    $  4,724     $  3,349
Federal funds sold ...................................       4,300        2,800
                                                          --------     --------
        Total cash and cash equivalents ..............       9,024        6,149

Interest bearing deposits in banks ...................           0            0
Investment Securities:  note (3)
      Securities available for sale ..................      16,362       21,231
      Securities held to maturity ....................      18,114       11,797
                                                          --------     --------
                                                            34,476       33,028

Loans, net:  note (4)(5)(6)(8) .......................      47,535       47,044
Property and equipment ...............................       1,384          902
Interest receivable, other assets and other
real estate owned:  note (9) .........................       1,795        2,066
                                                          --------     --------

TOTAL ASSETS .........................................    $ 94,214     $ 89,189
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing .............................      13,662       13,215
    Interest bearing .................................      70,727       67,006
                                                          --------     --------
        Total deposits ...............................      84,389       80,221

Accrued interest/other liabilities ...................         306          221

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares ........       3,532        3,532
    Retained earnings ................................       6,044        5,598
    Net unrealized appreciation (depreciation) on
      securities available-for-sale, net of tax of
      $40,444 and $152,133 at September 30, 1995
      and 1994, respectively .........................         (57)        (383)
                                                          --------     --------
        Total stockholders' equity ...................       9,519        8,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 94,214     $ 89,189
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                       CONSOLIDATED STATEMENTS OF INCOME
                                ( In Thousands)
                             EXCEPT PER SHARE DATA

                                   Unaudited
                                                           3 MONTHS    9 MONTHS
                                                            ENDING      ENDING
                                                           SEPT. 30,   SEPT. 30,
                                                             1995        1995
                                                          ---------    ---------
Interest income:
    Interest and fees on loans .......................       $1,414       $4,164
    Interest on investment securities:
    Securities available-for-sale ....................          251          802
    Securities held-to-maturity ......................          287          638
    Investment securities
    Interest-bearing deposits in banks ...............            0            0
    Federal funds sold ...............................           88          221
                                                             ------       ------
        Total interest income ........................        2,040        5,825

Interest expense on deposits .........................          802        2,239
                                                             ------       ------
        Net interest income ..........................        1,238        3,586

Provision for loan loss ..............................          100          299
                                                             ------       ------
        Net interest income after provision
         for possible loan losses ....................        1,138        3,287

Other income
    Service charges on deposits ......................          125          358
    Other income .....................................           57          173
                                                             ------       ------
                                                                182          531
                                                             ------       ------
Other expenses
    Salaries, wages and employee benefits ............          464        1,349
    Occupancy and equipment ..........................          194          509
    Other operating expenses .........................          232          794
                                                             ------       ------
                                                                890        2,652
                                                             ------       ------
        Earning before income taxes ..................          430        1,166

Income taxes .........................................          176          456
                                                             ------       ------
        NET EARNINGS .................................       $  254       $  710
                                                             ======       ======
Net earnings per share: ..............................       $  .67       $ 1.88
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                       CONSOLIDATED STATEMENTS OF INCOME
                                ( In Thousands)
                             EXCEPT PER SHARE DATA

                                   Unaudited

                                              3 MONTHS  9 MONTHS
                                               ENDING    ENDING
                                              SEPT. 30, SEPT. 30,
                                                1994      1994
                                              --------- ---------
Interest income:
    Interest and fees on loans ..............   $1,279   $3,549
    Interest on investment securities:
    Securities available-for-sale
    Securities held-to-maturity
    Investment securities ...................      369    1,046
    Interest-bearing deposits in banks ......        0        0
    Federal funds sold ......................       64      178
                                                ------   ------
        Total interest income ...............    1,712    4,773

Interest expense on deposits ................      592    1,679
                                                ------   ------
        Net interest income .................    1,120    3,094

Provision for loan loss .....................       28      283
                                                ------   ------
        Net interest income after provision
         for possible loan losses ...........    1,092    2,811


Other income
    Service charges on deposits .............      117      399
    Other income ............................       50      156
                                                ------   ------
                                                   167      555
                                                ------   ------
Other expenses
    Salaries, wages and employee benefits ...      452    1,299
    Occupancy and equipment .................      158      451
    Other operating expenses ................      229      943
                                                ------   ------
                                                   839    2,693
                                                ------   ------
        Earning before income taxes .........      420      673

Income taxes ................................      158      238
                                                ------   ------
        NET EARNINGS ........................   $  262   $  435
                                                ======   ======
Net earnings per share: .....................   $  .70   $ 1.15
                                                ======   ======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   Unaudited

                                                       9 MONTHS ENDING SEPT. 30,
                                                       -------------------------
                                                            1995         1994
                                                            ----         ----
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings .......................................     $   710      $   435
    Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................          16           (3)
        (Gain)/Loss on sale of OREO ..................         (26)           0
        Provision for possible loan losses ...........         299          283
        Provision for OREO ...........................          38          258
        Provision for depreciation and ...............         345          245
        amortization
        Decrease (increase) in interest
        receivable ...................................        (397)         148
         and other assets
        Increase (decrease) in interest payable
         and other liabilities .......................          47           82
                                                           -------      -------

           Net cash provided by operating activities..       1,032        1,448
                                                           -------      -------
Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................       5,434
  Proceeds from maturities of securities
    held-to-maturity .................................       2,987
  Proceeds from sales & maturities of securities .....                    5,818
  Purchase of securities available-for-sale ..........           0
  Purchase of securities held-to-maturity ............      (9,473)
  Purchase of securities .............................                   (8,884)
  Net (increase) decrease in loans ...................        (790)      (3,700)
  Purchase of property and equipment .................        (693)         (66)
  Purchase/additions to OREO .........................         (34)           0
  Proceeds from sale of property and equipment .......          10           16
  Proceeds from sale of OREO .........................         497          316
  Net (Inc.) dec. Int. Bearing Deposits Other Inst....           0            5
                                                           -------      -------
           Net cash (used in) provided by
           investing activities ......................      (2,062)      (6,495)
                                                           -------      -------

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                   Unaudited


                                                       9 MONTHS ENDING SEPT. 30,
                                                       -------------------------
                                                            1995         1994
                                                            ----         ----
Cash flows from financing activities:
 Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......       3,981          154
  Net (decrease) increase in time deposits ...........         188        3,395
  Cash dividends .....................................        (264)        (264)
                                                           -------      -------
           Net  cash provided by financing
           activities ................................       3,905        3,285
                                                           -------      -------
Net  increase (decrease) in cash and
cash equivalents .....................................       2,875       (1,762)

Cash and cash equivalents at beginning of period .....       6,149       10,281
                                                           -------      -------

Cash and cash equivalents at end of period ...........    $  9,024     $  8,519
                                                          ========     ========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest .....................................       2,042        1,506
        Income Taxes .................................         736           20


Noncash investing and financing activities:

  The Bank recognized an increase of $556,391 in the fair value of its available-for-sale securities in the first nine months of 1995 and a decline of $698,841 in the fair value of its available-for-sale securities for the year ended December 31, 1994.



         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995



3.     Investment Securities        (continued)

       Carrying values and estimated fair values of investment securities for September 30, 1995 and December 31, 1994 are summarized as follows:


                                                       September 30, 1995                         December 31, 1994
                                             Amortized       Gross        Estimated     Amortized       Gross        Estimated
                                               Cost        Unrealized        Fair         Cost        Unrealized        Fair
                                                             Gains          Value                       Gains          Value
                                                            (Losses)                                   (Losses)
Available-for-Sale Securities:

  U.S. Treasury Securities ................. $ 2,000        $    (3)      $ 1,997       $ 1,996        $   (49)       $ 1,947


  Obligations of other U.S.
    government agencies ....................  13,097           (224)       12,873        16,188           (654)        15,534

  Obligations of state and
    political subdivisions .................     606            131           737         2,281             78          2,359

  Corporate bonds and Other ................     757             (2)          755         1,420            (29)         1,391
                                             -------        -------       -------       -------        -------        -------
TOTAL ...................................... $16,460        $   (98)      $16,362       $21,885        $  (654)       $21,231
                                             =======        =======       =======       =======        =======        =======

Held-to-Maturity Securities:

  U.S. Treasury Securities ................. $     0        $     0       $     0       $     0        $     0         $    0

  Obligations of other U.S.
    government agencies ....................  15,596             42        15,638         7,696            (39)         7,657

  Obligations of state and
    political subdivisions .................   1,111             (5)        1,106         1,328            (31)         1,297

  Corporate bonds and Other ................   1,407             (8)        1,399         2,773            (72)         2,701
                                             -------        -------       -------       -------        -------        -------
TOTAL ...................................... $18,114        $    29       $18,143       $11,797        $  (142)       $11,655
                                             =======        =======       =======       =======        =======        =======

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


 4. The following table discloses separately (1) total loans (2) the allowance for losses and (3) unearned income:

                                            September, 1995      December, 1994
                                            ---------------      --------------
Total Loans ............................      $  48,876,884       $  48,055,894

Allowance for Loan Loss ................           (907,986)           (599,422)

Unearned Discount ......................            (90,738)           (167,027)

Deferred Profit on OREO Sales ..........            (95,560)                  0

Deferred Loan Fees .....................           (247,469)           (245,844)
                                              -------------       -------------
Loans, net .............................      $  47,535,131       $  47,043,601
                                              =============       =============


5. The following table discloses the amount of total loans in each of the following categories for the periods indicated:

                                             September, 1995      December, 1994
                                             ---------------      --------------
Commercial Loans .......................         $23,369,523         $20,991,617

Real Estate Construction ...............           7,996,336           7,352,440

Real Estate Mortgage ...................          15,313,720          16,610,145

Installment ............................           2,197,305           3,101,692
                                                 -----------         -----------
Total Loans ............................         $48,876,884         $48,055,894
                                                 ===========         ===========

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

     The recorded investment in these loans and the valuation allowance for credit losses related to loan impairment are as follows:


                                                                   9 Month End
                                                                 September, 1995
                                                                 ---------------
Principal amount of impaired loans ........................           $1,643,522

Accrued Interest ..........................................                  551

Deferred loan costs .......................................                2,377
                                                                      ----------
                                                                       1,646,450
Less valuation allowance ..................................               61,638
                                                                      ----------
Total carrying value ......................................           $1,584,812
                                                                      ==========

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

6.     Impaired Loans (continued):

       The activity in the allowance account is as follows:

                                                                   9 Month End
                                                                 September, 1995
                                                                 ---------------
Valuation allowance at beginning of period ....................          $     0

Net charges to operations for impairment ......................           61,638

Direct writedowns .............................................                0

Recoveries ....................................................                0
                                                                         -------
Valuation allowance at end of period ..........................          $61,638
                                                                         =======


7. As of September 30, 1995 there were no material loans outstanding made by the Company to the directors, executive officers, or any principal holders of equity securities.


8. Changes in the allowance for loan losses are as follows (includes allowance for loan losses at $846,000 and allowance for impaired loans at $62,000):


                                               9 Month End         9 Month End
                                             September, 1995     September, 1994
                                             ---------------     ---------------
Beginning balance ....................           $ 599,000            $ 807,000

Charge Offs ..........................             (83,000)            (561,000)

Recoveries ...........................              93,000               74,000

Allowance ............................             299,000              283,000
                                                 ---------            ---------
Ending balance .......................           $ 908,000            $ 603,000
                                                 =========            =========

                             DELTA NATIONAL BANCORP

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


9. Real Estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuation are periodically performed and the real estate is carried at the lower of (1)cost or (2)fair market value minus estimated costs to sell. Changes in the valuation allowance for OREO are as follows:



                                              9 Month End       9 Month End
                                            September, 1995   September, 1994
                                            ---------------   ---------------
Beginning balance ........................... $ 257,644          $       0

Provision charged to operations .............    37,923            261,544

Recoveries ..................................    (3,900)
                                              ---------          ---------
Ending balance .............................. $ 295,567          $ 257,644
                                              =========          =========

PART 1 - FINANCIAL INFORMATION
Item II - Financial Condition and Results of Operations




                             DELTA NATIONAL BANCORP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1995



Results of Operations

The management and the directors of the Company reported net earnings for the nine month period ending September 30, 1995 at $710,000 compared to net earnings of $435,000 for the same period in 1994. The increase in earnings in 1995 is primarily related to income from high quality assets and control of expenses. Management is pleased with the earnings for the third quarter of 1995.

Consolidated assets increased to $94,214,000 as of September 30, 1995 which represents a growth rate of 5.71% compared to September, 1994 when assets totaled $89,123,000. Deposits continue to grow at $84,389,000 for the first nine months of 1995 compared to $80,377,000 for the first nine months of 1994. This represents a 4.99% increase. Capital remains very strong at $9,519,000 in 1995 compared to $8,529,000 in 1994.

Net interest income, the largest component of the Company's earnings, represents the difference between interest earned on loans and other assets and interest paid on deposits. Net interest income increased 15.90% to $3,586,000 in September, 1995 compared to $3,094,000 in September, 1994.

Economic conditions have stabilized to some degree over the past year. The bank has been able to operate within it's niche with notable success. Management, while pleased with the first nine months of operation for 1995, is aware that diligence will be required to maintain high quality assets and control of expenses.

The next few months and years will be critical for the bank to ensure it's viability well into the future. Interstate banking, non-institutional lenders and new technology will present challenges to community banks. Delta National Bank is determined to meet these challenges and to prosper in the long term environment.

Liquidity Management


Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations on other commitments on a timely and cost effective basis. The Bank insures the maintenance of a reasonable amount of liquid funds in order to meet periodic increases in loan demand and deposit maturities. Investments are made in short term sources including deposits in correspondent banks, fed funds sold, marketable securities as well as cash on hand. The Bank's liquidity average ratio for September, 1995 was 27.60% which management feels is more than adequate. Liquidity is enhanced by operating profits and increasing deposits. In recent years, core deposits have provided the Company with a sizable source of relatively stable and low-cost funds.



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

The following table summarizes the interest rate sensitivity of the Company's assets and liabilities at September 30, 1995. Assets and liabilities are categorized where applicable, by remaining interest rate maturities rather than contractual maturities of obligations. For example, investment securities with variable rates are monitored and reported in the category that represents the frequency of the rate change.



Interest Rate Sensitivity Analysis

                                                    0 - 30     31 - 90     91 - 180    181 - 365      1 - 5       Over 5
                                                     Days       Days         Days        Days         Years       Years       Total
                                                    ------     -------     --------    ---------      ------      ------      ------
Interest-bearing bank balances ...............       4,300           0            0           0            0           0       4,300

Investment Securities ........................           0      17,355       14,215       1,335          781         419      34,520

Loans ........................................      35,994         651        2,214       3,852        6,461         567      48,404
                                                    ------      ------       ------      ------       ------      ------      ------
Total Rate Sensitive Assets ..................      40,709      18,006       16,429       3,852        7,242         986      87,224
                                                    ======      ======       ======      ======       ======      ======      ======

Interest Bearing Demand Deposits .............      13,919           0            0           0            0           0      13,919

Time Certificates of Deposits ................       4,609       8,289        4,407      12,615        4,346           0      34,266

Savings Passbook Certificates of
  Deposit and Regular Savings ................      10,824      10,212            0           0            0           0      21,036
                                                    ------      ------       ------      ------       ------      ------      ------
Total Rate Sensitive Liabilities .............      29,352      18,501        4,407      12,615        4,346           0      69,221
                                                    ======      ======       ======      ======       ======        ======    ======
Interval Gaps/RSA-RSL ........................      11,357        (495)      12,022      (8,763)       2,896         986      18,003
                                                    ======      ======       ======      ======       ======        ======    ======

Capital Resources

Capital plays a fundamental and vital role in the operation of the Bank. Capital adequacy is important to the Bank functions to insure continued financial strength, protect against unanticipated losses, build confidence in depositors and shareholders, and enables the Bank to acquire the physical necessities necessary to render proper Bank services.

The Company is subject to the capital adequacy requirements of various federal banking agencies, such as the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation. At September 30, 1995 the Company exceeded its capital requirements and expects to remain in compliance with capital requirements in the future.

                                       Minimum   September 1995   December 1994
Risk Based Capital Ratio ...........    8.00%         17.40%           15.47%
Tier I Ratio .......................    4.00%         16.14%           14.49%
Leverage Ratio .....................    3.00%         10.07%            9.92%


The Company's total risk-based capital ratio increased to 17.40% compared to 15.92% for September 30, 1994. A review of the Banks risk-based capital level shows that levels again were substantially higher than regulatory requirements. The Bank's capital requirement policy shall, at all times, meet or exceed the requirements set forth by regulatory agencies. In the event that the minimum regulatory capital requirement is not met through retained earnings and restricted growth, the Bank shall consider other forms of raising capital.
It is a priority of this institution to continue to meet and exceed all regulatory capital compliance levels.

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




                                               DELTA NATIONAL BANCORP
                                               (Registrant)





DATE:       October 23, 1995                   /s/ Andrew Rossi
                                               ------------------------
                                               Andrew Rossi
                                               President/Chief Executive Officer
                                               Director
                                               (Principal Executive Officer)




DATE:       October 23, 1995                   /s/ Warren E. Wegge
                                               ------------------------
                                               Warren E. Wegge
                                               Executive Vice President
                                               (Principal Financial Officer)




DATE:       October 23, 1995                   /s/ Toinette Rossi
                                               ------------------------
                                               Toinette Rossi
                                               Vice President and Manager
                                               Director