Form 10-K
period 1995-12-31
DELTA NATIONAL BANCORP
filed 1996-03-20
CIK 706343

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995

                                       OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 2-79261

                             DELTA NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)


             California                                     94-2839814
  (State of incorporation or organization)     (IRS Employer Identification No.)

          611 North Main Street, Manteca, California        95336-3740
         (Address of principal executive offices)           (Zip code)

                                 (209) 824-4050
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                        on which registered
                  None                                          None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

                                                    Aggregate Market Value of
Date                          Market Value          Non-Affiliate Stock Holdings
December 31,1995              $19.50/Share                $ 7,347,249

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1995: Common Stock, no par value - 376,782 shares.

FORM 10-K CROSS REFERENCE INDEX

--------------------------------------------------------------------------------
Part I                                                                    Page
--------------------------------------------------------------------------------

Item I.           Business
                           Financial Review                                8-19
                           Selected Statistical Information             4, 9-20
                           Description of Business                          5-7
Item 2.           Properties                                                 19
Item 3.           Legal Proceedings                                          20
Item 4.           Submission of Matters to a vote of security holders        20

--------------------------------------------------------------------------------
Part II                                                                   Page
--------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common
                    Equity and Related Stockholder Matters                4, 20
Item 6.           Selected Financial Data                              4, 19-20
Item 7.           Management Discussion and Analysis of Financial
                    Condition and Results of Operations                    8-19
Item 8.           Financial Statements and Supplementary Data
                           Delta National Bancorp and Subsidiaries -
                             Consolidated Financial Statements            21-25
                           Notes to Consolidated Financial Statements     26-37
                           Independent Auditors' Report                      38
                           Selected Statistical Information             4, 9-20
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      39

--------------------------------------------------------------------------------
Part III                                                                  Page
--------------------------------------------------------------------------------


Item 10.          Directors and Executive Officers of the Registrant      39-40
Item 11.          Executive Compensation                                     41
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                        41-42
Item 13.          Certain Relationships and Related Transactions             42

--------------------------------------------------------------------------------
Part IV                                                                   Page
--------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                              43
                  (a) (1)  Financial Statements (See Item 8 for a listing
                                of all financial statements
                       (2)  Financial Statement Schedules
                                All schedules normally required by Form
                                10-K are omitted since they either are not applicable or the required information is shown in the financial statements and notes thereto.
                       (3)  Exhibits

                  (b)       No reports on Form 8-K have been filed
                                during the fourth quarter of the last year.

----------------------------------------------------------------------------------------------------------------

                         FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31:

----------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                                           1995       1994       1993      1992      1991
----------------------------------------------------------------------------------------------------------------
Summary of Operations
    Interest income .......................................... $  7,865  $  6,612  $  6,560  $  7,385  $  7,724
    Interest expense .........................................    3,019     2,310     2,280     2,892     3,566
----------------------------------------------------------------------------------------------------------------
        Net interest income ..................................    4,846     4,302     4,280     4,493     4,158
    Provision for loan losses ................................      624       192       642       465        87
----------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses ..    4,223     4,110     3,638     4,028     4,071
    Non-interest income ......................................      675       692       906     1,142       717
    Non-interest expense .....................................    3,485     3,442     3,239     3,328     3,261
----------------------------------------------------------------------------------------------------------------
    Income before income taxes ...............................    1,412     1,360     1,305     1,842     1,527
        Income taxes .........................................      552       539       514       720       577
    Net Earnings ............................................. $    860  $    821  $    791  $  1,122  $    950
----------------------------------------------------------------------------------------------------------------
Earnings per share
        Net income per share .................................     2.28      2.18      2.10      2.98      2.52
        Cash dividends per share .............................      .70       .70       .70       .70       .70
----------------------------------------------------------------------------------------------------------------
At Year End
    Cash and due from banks .................................. $  4,381  $  3,349  $  5,987  $  4,496  $  5,436
    Investment securities ....................................   33,278    33,028    29,425    28,833    21,844
    Federal funds sold .......................................    7,600     2,800     4,300      3900     4,500
    Loans, net ...............................................   46,520    47,044    42,598    47,057    49,254
    Other assets .............................................    3,145     2,968     3,252     2,626     2,903
---------------------------------------------------------------------------------------------------------------
    Total assets ............................................. $ 94,924  $ 89,189  $ 85,562  $ 86,912  $ 83,937
---------------------------------------------------------------------------------------------------------------
    Demand deposits .......................................... $ 29,893  $ 28,329  $ 30,866  $ 31,114  $ 28,703
    Time and savings deposits ................................   54,946    51,892    45,962    47,223    47,706
    Other liabilities ........................................      314       221       135       530       341
    Stockholders' equity .....................................    9,771     8,747     8,599     8,045     7,187
----------------------------------------------------------------------------------------------------------------
    Total liabilities & stockholders' Equity ................. $ 94,924  $ 89,189  $ 85,562  $ 86,912  $ 83,937
----------------------------------------------------------------------------------------------------------------
Selected Ratios (1)
    Return on equity .........................................     8.73%     9.18%     9.43%    15.44%    14.60%
    Return on assets .........................................      .93%      .94%      .93%     1.34%     1.26%
    Equity-to-assets .........................................    10.69%    10.19%     9.86%     8.68%     8.63%
Capital Ratios
    Leverage ratio ...........................................    10.02%     9.92%     9.65%     8.90%     8.56%
    Risk based capital
        Tier I ratio .........................................    16.88%    14.49%    13.43%    11.70%     9.40%
        Total capital ratio ..................................    18.14%    15.47%    14.22%    13.13%    11.96%
Average Balances
    Total assets ............................................. $ 92,197  $ 87,812  $ 85,075  $ 83,739  $ 75,410
    Earning assets ...........................................   85,566    80,977    77,315    76,774    70,148
    Loans ....................................................   47,806    45,480    46,798    46,952    45,598
    Total deposits ...........................................   81,579    78,305    76,132    75,881    68,123
    Stockholders' equity .....................................    9,852     8,945     8,385     7,266     6,505
Common Share and Stockholder Data
    Market price, end of year ................................ $  21.00  $  16.75  $  16.00  $  15.00  $  12.00
    Book value, end of year ..................................    25.93     23.22     22.82     21.34     19.06
    Common dividends .........................................  263,747   263,747   263,747   263,747   263,747
    Dividend payout ratio ....................................    30.67%    32.11%    33.32%    23.51%    27.75%
    Average common shares outstanding ........................  376,782   376,782   376,782   376,782   376,782
----------------------------------------------------------------------------------------------------------------
(1)      Ratios are based on average balances

                             DESCRIPTION OF BUSINESS
BUSINESS

Delta National Bancorp (the "Company") is a single bank holding company, registered under the Bank Holding Company Act of 1956. The Company was incorporated under the laws of the State of California on December 21, 1981. The Company's principal office is located at 611 N. Main Street, Manteca, California. The Company owns all of the capital stock of its subsidiary, Delta National Bank (the "Bank").

The Company was organized at the direction of the Board of Directors for the purpose of becoming a bank holding company pursuant to a Plan of Reorganization and Agreement of a Merger which was consummated on June 27, 1983, following receipt of the required regulatory and shareholder approval. On that date, (1) Delta National Bank was merged into the New Delta National Bank, (an "interim" California Banking Corporation organized as a wholly-owned subsidiary of the Company for the purpose of facilitating the formation of the Company), (2) the name of the New Delta National Bank was changed to "Delta National Bank" , and
(3) the shareholders of the Bank (with the exception of those shareholders who perfected their rights as deserting shareholders) became shareholders of the Company.

The Bank was organized in 1973 as a national banking association under the name First National Bank of Riverbank; its present name was adopted in 1975 when the Bank moved its headquarters location from Riverbank, California to Manteca, California. At the present time, the Bank operates four branches serving the communities of Manteca, Riverbank, Denair and Modesto, California. The service area of the Bank is located in the heart of California's Central Valley. The entire region consists of rich, flat farmland that benefits from a long growing season. The Bank has grown over the years, which is a direct result from the growth in the valley, both in employment and new construction, which has come from a prosperous agriculture industry.

Through its branches, the Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses. Services include those traditionally offered by commercial banks, such as checking and savings accounts, commercial, real estate, personal, home improvement, automobile and other installment and term loans, travelers' checks, safe deposit boxes, escrow services, collection services, computer payroll and accounting services, night depository facilities, and wire transfers. The Bank does not have a trust department; however, the Bank will make arrangements with its correspondent institution to provide trust services, investment and international banking services.

Competition: The banking business in California, especially in the market areas served by the Bank, is highly competitive. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, and credit unions for deposit and loan business. Further, large commercial banks have greater lending limits than the Bank and perform certain other functions, including trust services, which the Bank does not offer directly. In competing for banking business, including deposits and other related activities, the Bank employs personal contact, localized advertising, interest rate competition and availability of specialized services in order to meet the needs of various types of customers.

The Bank's loan portfolio consists of both secured and unsecured loans with a significant portion either real estate secured or real estate related.

The latest available information indicates there were approximately 128 banking offices including the Bank's four offices operating throughout San Joaquin and Stanislaus county. The banking offices held approximately five billion in deposits of which approximately 85 million were held by the Bank. The Bank's deposit market share varies within the communities served by its offices ranging from 2% in Modesto, 15% in Manteca, 100% in Riverbank and 100% in Denair.

Supervision, Regulation and Government Policies: The Bank as a National Banking Association, is subject to primary supervision, examination and regulation by the Comptroller of the Currency. It is also a member of the Federal Reserve System and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law. The Bank is also subject to applicable provisions of California laws, insofar as they do not conflict with or are not preempted by Federal banking law.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on loans, investments, mergers and acquisitions, borrowings, dividends, location of branch offices, and capital levels.

In addition, from time to time, legislation is proposed which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. Changes in rates by the FDIC for deposit insurance will also effect the cost of business.

Risk-adjusted capital guidelines were issued by bank regulatory authorities early in 1989. These guidelines assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I (core) capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. The Bank's Tier I and total risk-weighted ratios at December 31, 1995 were 16.88% and 18.14%, respectively.

In addition to the risk weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1995 was 10.02%.

In September, 1995, FDICIA 305 was implemented and requires the banking agencies to revise their risk based capital standards to ensure that those standards take adequate account of interest rate risk. This rule amends the capital standards to specify that the banking agencies will include in their evaluations of capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. To date, the final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure nor does it specify a level of exposure above which a bank will be required to hold more capital. The Bank is currently exempt from certain reporting of interest rate risk but is prudently managing its interest rate risk through risk management practices which include risk measurement, risk management and risk control.

In 1993, federal bank regulatory agencies issued a statement imposing certain limitations in the inclusion of net deferred tax assets calculated under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") in regulatory capital. Deferred tax assets that are dependent on future taxable income or the institution's tax planning strategies may only be counted as a component of Tier I capital to the extent they do not exceed the lesser of: (1) 10% of Tier 1 capital, or (2) the amount of such benefits which may be realized based on one year's projected earnings. The Company adopted FAS 109 on January 1, 1993 at which time this regulation became applicable in determination of its capital ratios. The effect of this new standard on income tax expense for the year ended December 31, 1993 was not material.

The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), enacted on December 19, 1991 in connection with the recapitalization of the Banks Insurance Fund ("BIF"), required the FDIC to set semi-annual assessment rates at levels sufficient to increase the BIF's reserve ratio to a designated level within a prescribed period of time. In August, 1995, the FDIC announced that, effective June 1, 1995, it had significantly reduced the deposit insurance premiums paid by most banks. Under the new rate structure, the best-rated institutions insured by the BIF pay 4 cents per $100 of domestic deposits, down from the prior rate of 23 cents per $100. The weakest institutions continue to pay 31 cents per $100 of domestic deposits depending on their risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignments. The FDIC has assigned the Bank the lowest premium possible.

In November, 1995, the FDIC announced that, starting in January 1996, it will further reduce the deposit insurance premiums paid by most banks. Under the new rate structure for the BIF, assessment rates will be lowered by four cents per $100 of domestic deposits. Given the four cent reduction, the highest-rated institutions will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all other institutions will be reduced by four cents per $100 as well, leaving a premium range of 3-27 cents per $100, instead of the current 4-31 cents per $100.

Effective  December 31, 1993,  the Bank  adopted SFAS No. 115,  "Accounting  for
Certain Investments in Debt and Equity Securities". These securities are classified into one of three categories: held-to-maturity, available-for-sale or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale securities are measured at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Risk-based and leverage capital ratios will not reflect the impact of unrealized gains or losses on securities available-for-sale as a result of the regulatory and industry concerns about the potential for volatility in regulatory capital ratios.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement, which is effective January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995.

Employees: The number of persons employed by the registrant is 61, as of December 31, 1995.

Economic Conditions and Governmental Monetary Policies: The Bank continues to be localized to two area counties with services provided to certain adjacent counties. Local economic conditions have steadily, but slowly improved during the year. Reductions in employment in the banking and finance industry, military and governmental agencies and in family owned small businesses have impacted the area significantly. Detrimental effects have been largely mitigated by the strong starter home construction market and consistent agricultural production. By capitalizing on the niche markets the Bank has identified, earnings have improved over the preceding year. Cost controls, liability pricing assessment and aggressive asset pricing have produced desirable margin management.

While not directly affected by conditions in all areas of the state, the performance of California has a secondary, but significant influence in the local banking community. Anticipated state improvements in revenues appears to be altering the aggressiveness of area businesses and spurs the purchasing appetite of the consumer. The ability of California to positively adapt to the enormous defense cutbacks and large corporate workforce reductions bodes well in the nations financial markets and company boardrooms allowing the state to be considered as a desirable location for expansion.

The area of greatest concern and uncertainty is the unresolved federal budgeting process. The national economy has slowed considerably and confidence in the governmental process has diminished. Typically, the monetary policy of the Federal Reserve Board greatly influences business, but with no identifiable resolution to the budget because of deep political differences, interest rate adjustments will not likely have as great an impact. Management assesses all factors in determining strategies, planning and procedures for reacting to swift changes in governmental and monetary policy.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL REVIEW

PERFORMANCE SUMMARY

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Delta National Bancorp ("the Company") and its results of operations. It should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

At December 31, 1995, the Company's total assets were $94,924,333, net loans amounted to $46,519,819, stockholders' equity was $9,771,029 and the allowance for loan losses was $1,219,304. This compares to total assets of $89,189,024, net loans of $47,043,601, stockholders' equity of $8,747,535 and allowance for loan losses of $599,422 at December 31, 1994.

Net income for 1995 amounted to $859,877 or $2.28 per share, as compared with $821,397 or $2.18 per share earned in 1994. A significant portion of the increase in net income from a year ago was due to increased interest and fees on loans and interest income earned on securities.

Earnings as measured by return on assets remained  constant at .93% for 1995 and
 .94% in the prior year. Return on equity approximated 8.73% in 1995 compared to 9.18% in 1994. The decrease in the return on equity is primarily due to a substantial increase in the reserve for loan loss made at the end of 1995.

Non-accrual loans at year end amounted to $1,694,556, up from $10,267 at December 31, 1994. One large commercial loan makes up the major portion of the non-accrual loans. At December 31, 1995, other real estate owned ("OREO") totaled $560,600 compared with OREO of $939,381 at December 31, 1994. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,146,080 at December 31, 1995, which consisted of one real estate loan. There were no restructured loans at December 31, 1994.

Although there was an increase in the provision for loan losses, net charge-offs continued to decrease significantly in 1995 over the previous year. The provision for loan losses was $624,014, up from $191,750 for 1994. Net charge-offs amounted to $4,132 in 1995 versus $399,871 in 1994.

Net interest income and net interest margin in 1995 were $4,846,567 and 5.66%, respectively, compared to $4,301,578 and 5.32%, respectively, for 1994. Net interest income increased approximately 13% in 1995.

Non-interest income amounted to $674,677 in 1995, compared to $692,648 in 1994. Income related to the service charges on deposits decreased $29,674 while other income increased $11,703.

Operating expenses amounted to $3,485,353 in 1995, compared to 3,442,079 in 1994. FDIC assessments decreased $78,096 in 1995 while employee benefits increased by approximately 38% due to a contribution that was made in 1995 to the employee profit sharing plan.

EARNINGS PERFORMANCE

Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential: The following table sets forth consolidated average daily balances of each principal category of assets, liabilities and stockholders' equity, interest on interest earning assets, and interest on interest bearing liabilities, and the average yields earned or rates paid thereon for the years ended December 31, 1995, 1994 and 1993. The table also shows the net interest earnings and the net yield on average earning assets. Averages were computed based upon daily balances.

-----------------------------------------------------------------------------------------------------------------------------------
                                                      1995                         1994                         1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Interest  Average            Interest  Average            Interest
                                          Average   Income/   Yield/   Average   Income/   Yield/   Average   Income/   Yield/
(In Thousands)                            Balance   Expense   Rate     Balance   Expense   Rate     Balance   Expense   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Deposits with other institutions       $     1  $     -      -   $     -     $     -       -    $     5   $     -        -

    Investment Securities:
        U. S. treasury ................      1,638       68   4.15%    2,797         119    4.25%     1,313        58     4.42%
        U. S. government agency .......     25,612    1,676   6.54%   18,170         944    5.20%    16,679       894     5.36%
        Obligations of states
        and political subdivisions(2)..      2,536      118   4.65%    4,082         176    4.31%     1,412        80     5.67%
        Corporate bonds ...............      2,919      135   4.62%    4,730         238    5.03%     7,146       443     6.20%
        Other .........................         55        3   5.45%       55           2    3.64%        55         3     5.45%
    Federal funds sold ................      4,999      301   6.02%    5,663         243    4.29%     3,907       122     3.12%
    Loans-interest & fees(1)(4) .......     47,806    5,564  11.64%   45,480       4,890   10.75%    46,798     4,960    10.60%
                                           -------  -------  ------  -------     -------   ------   -------   -------   -------
        Total Earning Assets ..........    $85,566  $ 7,865   9.19%  $80,977     $ 6,612    8.17%   $77,315   $ 6,560     8.48%
                                           -------  -------  ------  -------     -------   ------   -------   -------   -------
Cash and due from banks ...............      3,972                     4,400                          4,861
Premises and equipment ................        695                       513                            829
Other Assets ..........................      1,964                     1,922                           2070
                                           -------                   -------                        -------
    Total Assets ......................    $92,197                   $87,812                        $85,075
                                           =======                   =======                        =======
Deposits:
    Non-interest bearing ..............    $12,786  $     -      -   $12,072     $     -       -    $11,238   $     -        -
    Interest bearing ..................     68,793    3,019   4.39%   66,233       2,310    3.49%    64,894     2,280     3.51%
                                           -------  -------  ------  -------     -------   ------   -------   -------   -------
    Total Deposits ....................    $81,579  $ 3,019   3.70%  $78,305     $ 2,310    2.95%   $76,132   $ 2,280     3.00%
                                           -------  -------  ------  -------     -------   ------   -------   -------   -------
Other liabilities .....................        766                       562                            558
Stockholders' equity ..................      9,852                     8,945                          8,385
                                           -------                   -------                        -------
    Total Liabilities and
      stockholders' equity ............    $92,197                   $87,812                        $85,075
                                           =======                   =======                        =======
As a percentage of earning assets:
Interest and fee income ...............             $ 7,865   9.19%              $ 6,612    8.17%             $ 6,560     8.48%
Interest expense ......................               3,019   3.53%                2,310    2.85%               2,280     2.95%
                                                    -------  -------             -------   ------             -------   -------
Net interest income/net
interest margin (3) ...................             $ 4,846   5.66%              $ 4,302    5.32%             $ 4,280     5.53%
                                                    =======  ======              =======   ======             =======   =======
-----------------------------------------------------------------------------------------------------------------------------------

(1)      Loan interest includes loan fees of $431,406, $472,036 and $549,148 in 1995,1994 and 1993 respectively.
(2)      Tax exempt interest income includes $48,000, $65,000 and $30,000 in 1995, 1994 and 1993 respectively to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(3)      Net interest margin is computed by dividing net interest income by total average earning assets.
(4)      Non-accruing loans not yet charged off are included in the loan balance.
(5)      Average available-for-sale securities totaled $17,650,000, $17,422,000 in 1995 and 1994, respectively, not available for
         1993.  Average held-to-maturity securities totaled $15,055,000, $12,357,000 in 1995 and 1994, respectively, not available for 1993.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income increased 13% to $4,846,567 for the year ended December 31, 1995 compared to $4,301,578 in 1994 and $4,279,657 in 1993.

Net interest margin increased to 5.66% for 1995 from 5.32% for 1994, and 5.53% in 1993. The increase in income is a result of sound lending and investing practices, cost control methods and prudent management decisions.

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table summarizes the changes in net interest income for the major categories of interest-earning assets and interest-bearing liabilities for 1995 and 1994. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Changes not solely attributable to volume or rate have been allocated to volume.
Non-accrual loans are included in average loans used to compute this table.

--------------------------------------------------------------------------------
                                      1995 Over 1994        1994 over 1993
(In Thousands)                     Volume  Rate  Total    Volume  Rate   Total
--------------------------------------------------------------------------------
Increase/(Decrease) in:
  Loans, net of unearned income
    and deferred loan fees .....   $ 225   $ 450 $  675   $(188)  $ 118  $  (70)
  Interest-bearing deposits
     placed with banks .........       -       -      -       -       -       -
  Taxable securities ...........     200     354    554      70    (136)    (66)
  Tax-exempt securities (1) ....     (45)     12    (33)    118     (51)     67
  Federal funds sold ...........     (29)     86     57      55      65     120
--------------------------------------------------------------------------------
     Total interest income .....   $ 351   $ 902 $1,253   $  55   $  (4) $   51
--------------------------------------------------------------------------------
  Total interest bearing
    deposits....................   $  89   $ 619 $  708   $  47   $ (17) $   30
--------------------------------------------------------------------------------
     Total interest expense ....   $  89   $ 619 $  708   $  47   $ (17) $   30
--------------------------------------------------------------------------------
  Changes in net interest
    income......................   $ 262   $ 283 $   545  $   8   $  13  $   21
--------------------------------------------------------------------------------
(1)      Interest income is reflected on a fully tax equivalent basis.

Provision for Loan Losses: The provision for loan losses totaled $624,014 for 1995, compared to $191,750 in 1994 and $642,000 in 1993. The increase in the provision in 1995 was primarily a response to the current state of the dairy industry which has somewhat deteriorated in recent months. One dairy loan in particular accounts for a significant portion of the increase to the allowance. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $674,677 for 1995, down from $692,648 in 1994 and $906,587 in 1993. Service charges on deposits declined approximately 5.7% in 1995. Included in 1995 income is a pre-tax gain on the sale of one OREO property.

--------------------------------------------------------------------------------
(In Thousands)                                     1995       1994       1993
--------------------------------------------------------------------------------
Service charges on deposit accounts ........... $486,673   $516,347   $656,056
Gain on sale of OREO ..........................   26,128         -        -
Gain on sale of fixed assets ..................        -      2,912     19,880
Other income ..................................  161,876    173,389    230,651
                                                --------   --------   --------
    Total ..................................... $674,677   $692,648   $906,587
--------------------------------------------------------------------------------

Non-Interest Expense: Non-interest expense amounted to $3,485,353 in 1995, compared to $3,442,079 in 1994 and $3,238,790 in 1993. Employee benefits expense increased in 1995 over 1994 due to a contribution of $100,000 that was made to the employee profit sharing plan. No contribution was made to the plan in 1994 or 1993.

--------------------------------------------------------------------------------
(In Thousands)                           1995          1994         1993
--------------------------------------------------------------------------------
Salaries and wages ................  $1,589,306    $1,502,791    $1,490,436
Employee benefits .................     307,076       222,797       242,256
Occupancy and equipment ...........     673,222       586,905       525,680
Data processing ...................      20,088        21,448        26,250
Stationary and supplies ...........      84,328        91,022       103,784
Professional fees .................     155,132       137,757       136,655
FDIC assessments ..................     129,117       207,213       206,864
Other operating ...................     510,084       672,146       506,865
Loss on sale of available-for-sale
security ..........................      17,000             -             -
--------------------------------------------------------------------------------
    Total .........................  $3,485,353    $3,442,079    $3,238,790
--------------------------------------------------------------------------------

INCOME TAXES

For the year ended December 31, 1995, the Company filed a consolidated Federal income tax return and State return. At December 31, 1995, the Company had a $450,000 net deferred tax asset. Income tax expense reflects rates on earnings before income taxes of 39.1% and 39.6% for the two years ended December 31, 1995 and 1994, respectively.

ASSET LIABILITY MANAGEMENT

Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During 1995, the Company continued to maintain a high level of liquidity. Highly liquid assets consisting of cash, deposits placed with banks, Federal funds sold and securities available for sale averaged approximately $26,622,000 or 28.9% of average total assets as compared with approximately $27,485,000 or 31.3% of average total assets for 1994. At year end, the Bank had a liquidity ratio of 22.48%.

Interest Rate Sensitivity Management: The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest -bearing liabilities as of December 31, 1995. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

-------------------------------------------------------------------------------------------------------------------------
                                             0 - 30     31 - 90     3 - 6      6 - 12      1 - 5     More than
(In Thousands)                                Days        Days      Months     Months      Years      5 Years     Total
----------------------------------------------------------------------------------------- -------------------------------
Earning Assets:
  Fed funds sold ..........................   $  7,600   $   --     $   --     $   --      $   --     $   --     $  7,600
  Deposit accounts with other banks .......         51       --         --         --          --         --           51
  Securities: (3)
    U.S. Treasury .........................       --         --         --         --          --         --
    U.S. government agencies ..............       --       15,511     14,403        500        --           27     30,441
    Municipals ............................       --         --          220        691        --          390      1,301
    Corporate bonds (6) ...................       --          701        703       --          --         --        1,404
  Loans: (1)
    Commercial-fixed ......................        609      1,843        806      1,735       2,754        167      7,914
    Commercial-variable(2) ................     14,792       --         --         --          --         --       14,792
    Real estate-fixed .....................         71        195        332        154         999         51      1,802
    Real estate-variable ..................     21,464       --         --         --          --         --       21,464
    Installment (4) .......................         22         10         62         88       1,270       --        1,452
                                              --------   --------   --------   --------    --------   --------   --------
  Total loans .............................   $ 36,958   $  2,048   $  1,200   $  1,977    $  5,023   $    218   $ 47,424
                                              --------   --------   --------   --------    --------   --------   --------
  Total assets ............................   $ 44,609   $ 18,260   $ 16,526   $  3,168    $  5,023   $    635   $ 88,221
                                              ========   ========   ========   ========    ========   ========   ========
Source of Funds:
  Deposits:
    Interest-bearing demand deposits ......     13,913       --         --         --          --         --       13,913
    Time deposits greater than
    $100,000 ..............................      3,719      3,004      5,923     10,554       1,660       --       24,860
    Time deposits less than
    $100,000 ..............................      1,058      1,479      3,696      2,389       2,088       --       10,710
    Passbook time deposits-variable .......      8,236       --         --         --          --         --        8,236
    Savings (5) ...........................       --        9,542       --         --          --         --        9,542
                                              --------   --------   --------   --------    --------   --------   --------
  Total deposits ..........................   $ 26,926   $ 14,025   $  9,619   $ 12,943    $  3,748   $   --     $ 67,261
                                              --------   --------   --------   --------    --------   --------   --------
  Total liabilities .......................   $ 26,926   $ 14,025   $  9,619   $ 12,943    $  3,748   $   --     $ 67,261
                                              ========   ========   ========   ========    ========   ========   ========
  Gap .....................................   $ 17,683   $  4,235   $  6,907   $ (9,775)   $  1,275   $    635   $ 20,960
                                              --------   --------   --------   --------    --------   --------   --------
  Cumulative interest sensitivity gap .....   $ 17,683   $ 21,918   $ 28,825   $ 19,050    $ 20,325   $ 20,960   $ 20,960
-------------------------------------------------------------------------------------------------------------------------

(1)  Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB stock is not included in the balance.

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse affect on net interest income. As illustrated by the table, the Company maintained a positive gap at December 31, 1995. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1995. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.

BALANCE SHEET ANALYSIS

Cash and Due from Banks: Average cash and due from banks for the year ended December 31, 1995 was $3,972,362, down 9.7% from the prior year average of $4,399,198 due to increased loan activity and lower cash balance requirements.

Securities: The fair value of available-for-sale securities totaled $12,926,352 at December 31, 1995, as compared to $21,231,071 at the end of 1994, with balances averaging approximately $ 17,650,000 and $17,422,000, respectively. The decrease in available-for-sale securities was primarily due to investments that matured during the year. New securities purchased in 1995 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. One available-for-sale security was sold in 1995 resulting in a loss of $17,000.

The Company's short-term investments, consisting of securities available-for-sale and federal funds sold averaged approximately $22,649,000 for 1995, compared to approximately $23,085,000 for 1994. These investments amounted to $20,526,352 at year-end 1995, compared to $24,031,071 for 1994. In 1995, the securities portfolio consisted primarily of U.S. government agency securities, municipals and corporate bonds. In 1995, federal funds sold averaged approximately $4,999,000 as compared to approximately $5,663,000 in 1994. The amortized cost of held-to-maturity securities totaled $20,351,537 in 1995, compared to $11,797,037 in 1994.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending 1995 and 1994:

--------------------------------------------------------------------------------
At December 31,  (In Thousands)             1995          1994
--------------------------------------------------------------------------------
Available-for-sale:
    U. S. Treasury ...................   $        --   $ 1,996,348
    U. S. government agencies ........    12,188,734    16,187,511
    States & political subdivisions ..       605,656     2,281,382
    Corporate bonds and other ........        55,350     1,419,755
--------------------------------------------------------------------------------
        Total ........................   $12,849,740   $21,884,996
--------------------------------------------------------------------------------
Held-to-maturity:
    U. S. Treasury ...................   $        --   $        --
    U. S. government agencies ........    18,252,276     7,695,521
    States & political subdivisions ..       695,578     1,328,028
    Corporate bonds and other ........     1,403,683     2,773,488
--------------------------------------------------------------------------------
        Total ........................   $20,351,537   $11,797,037
--------------------------------------------------------------------------------

The following tables show the amortized cost (book value) and maturities of securities at December 31, 1995 and the weighted average yields (1).


Securities/Maturities - December 31, 1995

                                                                      After 1 but            After 5 but
                                               Within 1 year         Within 5 Years         Within 10 Years         After 10 Years
                                               -------------         --------------         --------------          --------------
                                             Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield

Available-for-sale:
    U. S. Treasury .....................   $     --       --      $     --       --      $     --        --     $     --        --
    U.S. government agencies ...........    2,200,160    4.56%     2,246,917    6.59%      7,741,657    6.87%         --        --
    States & political subdivisions(2)..      215,086    6.48%          --       --            --        --         390,570   13.55%
    Corporate bonds (2)(3)..............         --       --            --       --            --        --           --        --
                                           ----------    -----    ----------    -----    -----------    -----    ----------    -----
        Total ..........................   $2,415,246    4.70%    $2,246,917    6.59%    $ 7,741,657    6.87%    $  390,570   13.55%
                                           ==========    ====     ==========    ====     ===========    ====     ==========   =====
Held-to-maturity:
    U. S. Treasury .....................   $     --               $     --               $     --                $    --
    U.S. government agencies ...........       31,647    7.50%     2,584,291    8.38%     13,279,388    7.36%     2,356,950    8.14%
    States & political subdivisions(2)..      695,578    5.10%          --       --            --       --            --        --
    Corporate bonds (2).................    1,403,683    4.64%          --       --            --       --            --        --
                                           ----------    -----    ----------    -----    -----------    -----    ----------    -----

        Total ..........................   $2,130,908    4.80%    $2,584,291    8.38%    $13,279,388    7.36%    $2,356,950    8.14%
                                           ==========    ====     ==========    ====     ===========    ====     ==========    =====
(1)  Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve Stock not included in balance.

Loan Composition: The loan portfolio totaled $46,519,819 at December 31, 1995 with a 1.1% decrease over $47,043,601 in 1994. There was a shift from real estate mortgage loans to commercial and real estate construction loans. Consumer loans declined by over $1,000,000 due to recessionary influences and competition. Commercial real estate mortgages declined due to refinancings because of lower interest rates. Significant gains were shown in real estate construction. The provision for loan losses increased primarily due to the condition of the dairy industry.

The composition of the Bank's loan portfolio as of December 31, is as follows:

--------------------------------------------------------------------------------
                                             Percentage               Percentage
                                              of Total                 of Total
                                   1995        Loans          1994      Loans
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural..............   $22,755,013      47.30%    $20,991,617     43.70%
Real Estate - construction .     9,175,475      19.10%      7,352,440     15.30%
Real Estate - mortgage .....    14,090,502      29.30%     16,610,145     34.50%
Installment loans to
  individuals...............     2,073,749       4.30%      3,101,692      6.50%
                               -----------     ------     -----------    ------
                               $48,094,739     100.00%    $48,055,894    100.00%
                                               ======                    ======
Unearned discount ..........       (80,189)                  (167,027)
Allowance for possible
  loan losses...............    (1,219,304)                  (599,422)
Deferred loan fees .........      (275,427)                  (245,844)
                               -----------                -----------
    Loans, net .............   $46,519,819                $47,043,601
                               ===========                ===========
--------------------------------------------------------------------------------
(1)  There were no lease financing or foreign loans

Loan maturities as of December 31, 1995 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     RE          RE
                                                       Comc'l       Comc'l          Const.      Const.          Other       Other
                                         Total         Fixed       Variable         Fixed      Variable         Fixed      Variable
-----------------------------------------------------------------------------------------------------------------------------------
One year or less .................    $19,460,770   $ 5,058,370   $ 5,634,051   $   184,338   $ 4,018,760   $   943,065  $ 3,622,186
After one year through
  five years .....................     26,553,441     2,855,720     8,395,616             0     4,972,377     2,075,514    8,254,214
After five years .................      2,080,528             0       811,256             0             0        51,099    1,218,173
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
    Total ........................    $48,094,739   $ 7,914,090   $14,840,923   $   184,338   $ 8,991,137   $ 3,069,678  $13,094,573
                                      ===========   ===========   ===========   ===========   ===========   ===========  ===========
-----------------------------------------------------------------------------------------------------------------------------------

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 48% of the Bank's loans are for real estate and construction and approximately 47% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

Neither the Bank or the regulators have placed any limitations on the composition of the Bank's loan portfolio. There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table. Unsecured loans are not a significant portion of the loan portfolio depicted in the above table. There were no other interest bearing assets at the end of the period.

The Bank has collateral management policies in place so that collateral lending of all types is on a basis which it believes is consistent with regulatory lending standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation of collateral could occur. It is generally the Bank's policy to fully collateralize all loans with loan-to-value ratios determined on an individual loan basis taking into account the financial stability of each borrower and the value and type of the collateral.

Allowance for Loan Losses: The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,219,304 or 2.54% of total gross loans at December 31, 1995 compared to $599,422 or 1.25% at December 31, 1994 and $807,543 or 1.84% at December 31, 1993. The increase in the allowance in 1995 was primarily a response to the current state of the dairy industry which has somewhat deteriorated in recent months. One dairy loan in particular accounts for a significant portion of the increase to the allowance. The decrease in the allowance in 1994 over 1993 generally corresponds to the decrease in total charge offs over the previous years.

The provision for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this provision to be quite manageable. Of particular importance is the three year trend of decreasing net charged off loans which reflects strong management of the loan portfolio. Loans totaling $112,366 were charged off during the period and $108,234 was collected in recoveries. Loans charged off totaled $563,719 in 1994 and $644,965 in 1993, while recoveries totaled $163,848 and $220,812 respectively. As a percent of average loans outstanding during the year, net loans charged off were .009% in 1995, .88% in 1994 and .91% in 1993.

The following table summarizes the loan loss experience of the Company for 1995, 1994 and 1993:

--------------------------------------------------------------------------------
                                             1995          1994          1993
--------------------------------------------------------------------------------
Balance at January 1 .......             $  599,422    $  807,543    $  589,696
Charge Offs:
  Commercial, financial and
    agricultural............                             (357,634)     (301,781)
  Real Estate-construction..                                           (238,211)
  Real Estate-mortgage......                             (163,896)     ( 25,072)
  Installment loans
    to individuals..........               (112,366)     ( 42,189)     ( 79,901)
                                         -----------   -----------   -----------
       Total Charge Offs                   (112,366)     (563,719)     (644,965)

Recoveries:
  Commercial, financial and
    agricultural............                  1,390         3,448        88,328
  Real Estate-construction..                 80,425        80,436         6,868
  Real Estate-mortgage......                  2,200        60,292       100,083
  Installment loans
    to individuals..........                 24,219        19,672        25,533
                                         ----------    ----------    ----------
       Total Recoveries                     108,234       163,848       220,812

Net charge offs ............               (  4,132)     (399,871)     (424,153)

Additions charged to
  operations ...............                624,014       191,750       642,000
                                         ----------    ----------    ----------
Balance at December 31, ....             $1,219,304    $  599,422    $  807,543
                                         ==========    ==========    ==========
Ratio of net charge-offs
during period to average
loans outstanding ..........               .009%          .879%          .906%
--------------------------------------------------------------------------------

The following table sets forth the allocation for loan losses to each loan category and the percentage of each loan category to total loans for the past two years. The allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories.

--------------------------------------------------------------------------------
                                      1995                 1994
--------------------------------------------------------------------------------
                                         Percentage             Percentage
                                          of Loans               of Loans
                                          in each                in each
                                        Category to            Category to
                                           Total                  Total
                              Allowance    Loans    Allowance     Loans
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural ..........   $  599,783     47.30%   $  295,212    43.68%
Real Estate-construction.      262,944     19.10%       96,601    15.30%
Real Estate-mortgage ....      313,455     29.30%      147,491    34.56%
Installment loans to
  individuals ...........       43,122      4.30%       60,118     6.46%
Unallocated                          -                       -
--------------------------------------------------------------------------------
     Total Reserves .....   $1,219,304    100.00%   $  599,422   100.00%
--------------------------------------------------------------------------------

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including nonaccrual loans and troubled debt restructuring) at December 31, 1995 and 1994 were $9,189,084 and $2,111,775 respectively. Of the total classified none of the loans were classified as doubtful at the end of 1995, and $42,238 were classified doubtful at the end of 1994. Management is not aware of any other material credit which there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.

Impaired Loans: In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 entitled "Accounting by Creditors for Impairment of a Loan". This statement, which became effective January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995.

Impaired loans totaled $2,840,637 at December 31, 1995, of which $1,146,080 is the result of a troubled debt restructuring. The average investment in impaired loans during 1995 was approximately $1,572,000. The total allowance for loans losses relating to these loans was $334,981. Total cash collected on impaired loans during 1995 approximated $78,800, of which $6,300 was credited to the principal balance outstanding, and $72,500 was recognized as interest income. Interest income that would have been recognized on impaired loans was approximately $210,000 for the year ended December 31, 1995.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amounts due according to the contractual terms include both principal and interest. The Company has determined that the definition of impaired loans will include any loans placed on nonaccrual status and any loans which have had a modification of terms under troubled debt restructuring. Loans in the amount of $300,000 or more will be evaluated individually. Large groups of smaller-balance homogenous loans, under $300,000, will be evaluated on a composite basis using historical data, such as average recovery period and average amount recovered, along with a composite rate of interest as a means of measuring for impairment. Loans that are not evaluated individually will be grouped together by similar risk characteristics. The following categories will be grouped together: Agricultural, Commercial, Real Estate Construction, Residential Real Estate, Consumer, and Commercial Real Estate loans.

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

---------------------------------       ----------------------------------------
December 31,                1995        December 31,                      1995
---------------------------------       ----------------------------------------
Principal amount                        Valuation allowance at
  of impaired loans   $ 2,840,637         beginning of period      $          -
Accrued interest              267       Net charges to operations
Deferred loan costs         1,408         for impairment                334,981
                    -------------       Direct write-downs                    -
                        2,842,312       Recoveries                            -
Less valuation                                                     ------------
  allowance               334,981       Valuation allowance at
                    -------------         end of period            $    334,981
Total carrying                                                     ============
  value               $ 2,507,331
                    =============
---------------------------------       ----------------------------------------


Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.

--------------------------------------------------------------------------------
At December 31,                             1995                 1994
--------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans .............     $  1,200,342          $           -
    Real estate loans ............          494,214                      -
    Consumer loans ...............                -                 10,267
                                       ------------          -------------
        Total non-accrual loans ..     $  1,694,556          $      10,267
--------------------------------------------------------------------------------
Loans past due 90 days or more
  still accruing interest ........                -                  1,003
--------------------------------------------------------------------------------
Troubled debt restructuring ......     $  1,146,080          $           -
--------------------------------------------------------------------------------

Non-accrual loans at year-end amounted to $1,694,556, up from $10,267 at December 31, 1994. One large agricultural/commercial loan makes up the major portion of the non-accrual loans. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for 1995 and 1996 was $115,869 and $1,187 respectively. There was no interest income included in net income for the period for non-accrual loans. There were no loans past due 90 days or more which were still accruing interest.

Management is constantly aware of the need for maintaining high credit standards. The Company is not involved in foreign lending and is not engaged in high yield, high risk loans. A loan is placed on nonaccrual status when either principal or interest is in default for 90 days more, or when external factors indicate that payment in full of principal and interest appears unlikely unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected shall be reversed against the appropriate income account. In most cases, if the loan is rated substandard or better, payments shall be applied to interest first and then principal provided no loss is anticipated. If a loss is anticipated, all payments shall be applied to principal first and then interest. When one loan of a customer is placed on nonaccrual status related borrowings will be evaluated as to whether they should also be placed on nonaccrual status. Nonaccrual loans will be restored to an accruing status when principal and interest is no longer past due and unpaid, or the loan otherwise becomes well secured and in the process of collection.

A troubled debt restructuring occurs when the Bank for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,146,080 at December 31, 1995. There were no restructured loans at the end of 1994. All restructured loans were current as to principal and interest.

Foreclosed real estate owned includes real estate acquired through foreclosure, or by obtaining a deed in lieu of foreclosure. Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Total foreclosed real estate was $856,167 at December 31, 1995, this consisted of three properties, two of which represented bare land. The third property is a condominium complex consisting of eight units which were completed and placed in service as rental units by the Bank. The valuation allowance at the end of 1995 totaled $295,567.

-------------------------------------------------------------------------------
                                            1995           1994
-------------------------------------------------------------------------------
Real estate owned:
  Foreclosed assets                     $    856,167   $  1,197,025
  Less valuation allowance                   295,567        257,644
                                        ------------   ------------
     OREO, net                          $    560,600   $    939,381
-------------------------------------------------------------------------------

FUNDING SOURCES

Deposits: Total deposits amounted to $84,839,377 at December 31, 1995, compared to $80,220,761 at the end of 1994, and increase of 5.8%. Average deposits during the year increased 4.2%, averaging approximately $81,579,000 and $78,305,000, respectively, for 1995 and 1994.

Non-interest bearing demand deposits averaged approximately $12,786,000 in 1995, compared to $12,072,000 in 1994. Interest bearing deposits averaged approximately $68,793,000 in 1995, an increase of 3.9%, or $2,560,000 from the average for 1994.

-------------------------------------------------------------------------------
                                          1995                   1994

                                  Average     Average     Average      Average
                                  Balance      Rate       Balance        Rate
-------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts     $ 14,368,972    2.12%   $ 16,753,519      2.13%
         Savings                 21,271,869    3.91%     13,588,857      3.93%
         Time deposits (1)       33,152,076    5.59%     35,891,313      4.75%
Non-interest bearing deposits    12,786,029              12,071,705
-------------------------------------------------------------------------------
 (1) Included at December 31, 1995 are $24,859,848 in time certificates of $100,000 or more, of which $6,722,445 matures in 3 months or less, $5,923,039 matures in 3 to 6 months, $10,553,604 matures in 6 to 12 months, and $1,660,760 matures in more than 12 months.

Other Borrowings: There were no other borrowings as of December 31, 1995 or December 31, 1994.

Capital: Retained earnings from operations has been the primary source of new capital for the Company. As of December 31, 1995, stockholders' equity was $9,771,029, compared to $8,747,535 at year-end 1994. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At December 31, 1995, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at December 31, 1995 were as follows:

-------------------------------------------------------------------------------
                               Minimum       1995       1994       1993
-------------------------------------------------------------------------------
Risk Based Capital Ratio        8.00%       18.14%     15.47%     14.22%
Tier I Ratio                    4.00%       16.88%     14.49%     13.43%
Leverage Ratio                  3.00%       10.02%      9.92%      9.65%
-------------------------------------------------------------------------------

                        SELECTED STATISTICAL INFORMATION

FINANCIAL RATIOS

The following table shows key financial ratios for the Company for 1995, 1994 and 1993:

-------------------------------------------------------------------------------
                                                    1995       1994       1993
-------------------------------------------------------------------------------
Net income as a percentage of:
    Average stockholders' equity ................   8.73%      9.18%      9.43%
    Average total assets ........................    .93%       .94%       .93%
    Average earning assets ......................   1.01%      1.01%      1.02%
Stockholders' equity at year-end
as a percentage of:
    Total assets at year-end ....................  10.29%      9.81%     10.05%
    Net loans at year-end .......................  21.00%     18.60%     20.19%
    Total deposits at year-end ..................  11.52%     10.90%     11.19%
Average stockholders' equity as
a percentage of:
    Average assets ..............................  10.69%     10.19%      9.86%
    Average loans ...............................  20.61%     19.67%     17.92%
    Average deposits ............................  12.08%     11.42%     11.01%
-------------------------------------------------------------------------------

PROPERTIES

Manteca Branch - In 1981 the Bank acquired the property located at 611 North Main Street , for $308,000. The Company's headquarters and administrative offices are also located there. The property consists of 2.4 acres and a building of approximately 13,000 square feet. On December 31, 1987, the property was transferred to the Company.

Riverbank Branch - Prior to 1995, the Bank leased the facility located at 3300 Santa Fe in Riverbank, California. Under the terms of the lease which expired in 1995 the Bank pays $2,332 per month. The Bank did not renew the lease in 1995 and is currently renting on a month to month basis. Land was purchased by the Bank in 1995 for the purpose of building a new Riverbank facility. The facility is projected to be open by the end of 1996 or beginning of 1997.

Denair Branch - The Bank currently leases the facility located at 4701 Main Street, Denair, California. Under the terms of the lease the Bank currently pays $3,100. The lease expires in the year 2008.

Modesto Branch - The Bank currently leases the facility located at 1901 McHenry Ave, Modesto, California. Under the terms of the lease the Bank currently pays $1,721. The lease expires in the year 2000 with one ten year option available.

LEGAL PROCEEDINGS

Except for minor and usual collection litigation there are no pending claims against the company, or its subsidiary which in counsel's reasonable opinion will result in a substantial loss.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed with A. G. Edwards, Inc. The Company's stock is not listed with the National Association of Securities Dealers automated quotations system. There has been a limited trading market in the stock.

The following table states the high and low sales prices of the Company's stock for all quarters in 1995 and 1994:

------------------------------------------------------------------------------
                                       1995                1994
------------------------------------------------------------------------------
                                 High       Low          High       Low

First Quarter ..........       $  17.50  $  16.50     $  16.75   $  16.00

Second Quarter ..........         17.00     16.75        17.00      16.50

Third Quarter ...........         19.50     19.00        16.75      16.50

Fourth Quarter ..........         21.00     19.50        16.75      16.50
------------------------------------------------------------------------------


There can be no assurance that an established public market for the common stock will develop and the Company presently has no intention to seek the listing of the common stock on any Securities Exchange or quotation on the NASDAQ inter dealer quotation system, in the foreseeable future.

As of December, 1995, the Company had approximately 321 holders of record of Delta National Bancorp Stock. The shareholders of the Company will be entitled to receive dividends when and as declared.

The following table shows the dividends declared and paid by the Company for the years 1995, 1994 and 1993:

------------------------------------------------------------------------------
                                       1995          1994          1993
------------------------------------------------------------------------------
Cash Dividends Paid ............... $ 263,747     $ 263,747     $ 263,747
Dividend payout ratio .............    30.67%        32.11%        33.32%
Book value at year end ............ $   25.93     $   23.22     $   22.82
Market price/book value at year end    80.99%        72.13%        70.42%
------------------------------------------------------------------------------

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                                             1995           1994


                                                                                        ------------   ------------
Cash and due from banks .............................................................   $  4,330,351   $  3,348,915
Federal funds sold ..................................................................      7,600,000      2,800,000
                                                                                        ------------   ------------
       Total cash and cash
           equivalents (notes A11 and B) ............................................     11,930,351      6,148,915

Interest-bearing deposits in banks ..................................................         51,043           --
Securities available-for-sale (notes A4 and C) ......................................     12,926,352     21,231,071
Securities held-to-maturity (notes A3 and C) ........................................     20,351,537     11,797,037
Loans, net (notes A5, A6, and D) ....................................................     46,519,819     47,043,601
Property and equipment (notes A7 and E) .............................................      1,342,500        902,405
Interest receivable and other assets (notes A8, F and J) ............................      1,802,731      2,065,995
                                                                                        ------------   ------------

                                                                                        $ 94,924,333   $ 89,189,024
                                                                                        ============   ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Demand - non interest-bearing ...................................................   $ 15,980,639   $ 13,214,461
    Demand - interest-bearing .......................................................     13,912,667     15,114,308
    Regular savings .................................................................     19,375,825     17,815,121
    Time, under $100,000 (note G) ...................................................     10,710,398     12,535,049
    Time, $100,000 and over (note G) ................................................     24,859,848     21,541,822
                                                                                        ------------   ------------

           Total deposits ...........................................................     84,839,377     80,220,761

Accrued interest and other liabilities ..............................................        313,927        220,728
                                                                                        ------------   ------------

           Total liabilities ........................................................     85,153,304     80,441,489

Stockholders' equity
    Common stock, no par value
       Authorized - 5,000,000 shares
       Issued and outstanding - 376,782 shares ......................................      3,531,886      3,531,886
    Retained earnings ...............................................................      6,194,358      5,598,228
    Net unrealized appreciation (depreciation)
       on securities available-for-sale, net of tax of
       $31,827 and $271,346 at December 31,
       1995 and 1994, respectively (note C) .........................................         44,785       (382,579)
                                                                                        ------------   ------------

           Total stockholders' equity ...............................................      9,771,029      8,747,535
                                                                                        ------------   ------------

                                                                                        $ 94,924,333   $ 89,189,024
                                                                                        ============   ============

        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                               1995         1994         1993
                                            ----------   ----------   ----------
Interest income
   Interest and fees on loans ...........   $5,564,417   $4,889,682   $4,960,279
   Securities available-for-sale ........    1,023,444    1,004,370         --
   Securities held-to-maturity ..........      976,537      474,260         --
   Investment securities ................         --           --      1,477,263
   Federal funds sold ...................      300,467      243,408      122,576
   Interest-bearing deposits in banks ...          215           50          148
                                            ----------   ----------   ----------

      Total interest income .............    7,865,080    6,611,770    6,560,266

Interest expense on deposits (note I) ...    3,018,513    2,310,192    2,280,609
                                            ----------   ----------   ----------

      Net interest income ...............    4,846,567    4,301,578    4,279,657

Provision for loan losses ...............      624,014      191,750      642,000
                                            ----------   ----------   ----------

      Net interest income after
        provision for loan losses .......    4,222,553    4,109,828    3,637,657

Other income
   Service charges on deposits ..........      486,673      516,347      656,056
   Other ................................      188,004      176,301      250,531
                                            ----------   ----------   ----------

                                               674,677      692,648      906,587
                                            ----------   ----------   ----------
Other expenses
   Salaries and wages ...................    1,589,306    1,502,791    1,490,436
   Employee benefits ....................      307,076      222,797      242,256
   Occupancy and equipment ..............      673,222      586,905      525,680
   Data processing ......................       20,088       21,448       26,250
   Stationery and supplies ..............       84,328       91,022      103,784
   Professional fees ....................      155,132      137,757      136,655
   FDIC assessments .....................      129,117      207,213      206,864
   Other operating ......................      527,084      672,146      506,865
                                            ----------   ----------   ----------
                                             3,485,353    3,442,079    3,238,790
                                            ----------   ----------   ----------

      Earnings before income taxes ......    1,411,877    1,360,397    1,305,454

Income taxes (notes A9 and J) ...........      552,000      539,000      514,000
                                            ----------   ----------   ----------

      NET EARNINGS ......................   $  859,877   $  821,397   $  791,454
                                            ==========   ==========   ==========

Net earnings per share (note A10) .......   $     2.28   $     2.18   $     2.10
                                            ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three years ended December 31, 1995




                                                                         Net change
                                                                        in available-
                                    Common stock          Retained        for-sale
                                Shares        Amount      earnings       securities        Total

Balances at
   January 1, 1993 .......       376,782   $ 3,531,886   $ 4,512,871    $      --      $ 8,044,757

Cash dividends
   paid ($.70 per share) .          --            --        (263,747)          --         (263,747)

Net changes in
   unrealized appreciation
   on available-for-sale
   securities ............          --            --            --           26,243         26,243

Net earnings .............          --            --         791,454           --          791,454
                             -----------   -----------   -----------    -----------    -----------

Balances at
   December 31, 1993 .....       376,782     3,531,886     5,040,578         26,243      8,598,707

Cash dividends
   paid ($.70 per share) .          --            --        (263,747)          --         (263,747)

Net changes in
   unrealized depreciation
   on available-for-sale
   securities ............          --            --            --         (408,822)      (408,822)

Net earnings .............          --            --         821,397           --          821,397
                             -----------   -----------   -----------    -----------    -----------

Balances at
   December 31, 1994 .....       376,782     3,531,886     5,598,228       (382,579)     8,747,535

Cash dividends
   paid ($.70 per share) .          --            --        (263,747)          --         (263,747)

Net changes in
   unrealized appreciation
   on available-for-sale
   securities ............          --            --            --          427,364        427,364

Net earnings .............          --            --         859,877           --          859,877
                             -----------   -----------   -----------    -----------    -----------

Balances at

   December 31, 1995 .....       376,782   $ 3,531,886   $ 6,194,358    $    44,785    $ 9,771,029
                             ===========   ===========   ===========    ===========    ===========



         The accompanying notes are an integral part of this statement.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                      1995            1994            1993
                                                  ------------    ------------    ------------

Increase (decrease) in cash and
   cash equivalents

Cash flows from operating activities:
   Net earnings ...............................   $    859,877    $    821,397    $    791,454
      Adjustments to reconcile net
        earnings to net cash provided
        by operating activities
           Loss (gain) on sale of assets ......          6,654          (2,914)        (21,689)
           Provision for loan losses ..........        624,014         191,750         642,000
           Provision for depreciation and
             amortization .....................        467,219         340,759         328,042
           (Increase) decrease in interest
             receivable and other assets ......       (510,394)        669,121        (227,701)
           Increase (decrease) in interest
             payable and other liabilities ....         93,199          85,875        (395,232)
                                                  ------------    ------------    ------------

                 Net cash provided by
                   operating activities .......      1,540,569       2,105,988       1,116,874
                                                  ------------    ------------    ------------


Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits in banks ...............        (51,043)          5,397            (148)
   Proceeds from sales of securities
      available-for-sale ......................        483,000            --              --
   Proceeds from maturities of securities
      available-for-sale ......................      8,485,510       2,547,296            --
   Proceeds from maturities of securities
      held-to-maturity ........................      4,253,496       6,529,093            --
   Proceeds from sales and maturities
      of securities ...........................           --              --         8,696,160
   Purchase of securities available-for-sale ..           --        (6,257,374)           --

   Purchase of securities held-to-maturity ....    (12,984,116)     (7,230,577)           --
   Purchase of securities .....................           --              --        (9,386,410)
   Net (increase) decrease in loans ...........       (100,233)     (5,012,193)      2,995,046
   Purchase of property and equipment .........       (707,079)       (280,859)       (259,131)
   Proceeds from sale of property and
      equipment ...............................          9,850          16,000            --
   Proceeds from sale of foreclosed
      real estate .............................        496,613         316,293         500,522
                                                  ------------    ------------    ------------

                 Net cash (used in) provided by
                   investing activities .......       (114,002)     (9,366,924)      2,546,039
                                                  ------------    ------------    ------------


                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                             Year ended December 31,


                                                         1995            1994             1993
                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand deposit and
      savings accounts ...........................      3,125,241       3,233,049         696,138
   Net increase (decrease) in time deposits ......      1,493,375         159,377      (2,204,897)
   Cash dividends ................................       (263,747)       (263,747)       (263,747)
                                                     ------------    ------------    ------------

             Net cash provided by (used in)
                financing activities .............      4,354,869       3,128,679      (1,772,506)
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents ..............................      5,781,436      (4,132,257)      1,890,407

Cash and cash equivalents at
      beginning of year ..........................      6,148,915      10,281,172       8,390,765
                                                     ------------    ------------    ------------

Cash and cash equivalents at
      end of year ................................   $ 11,930,351    $  6,148,915    $ 10,281,172
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
        Interest .................................   $  2,970,959    $  2,251,309    $  2,332,325
        Income taxes .............................   $    982,000    $    188,000    $    921,000


      Noncash investing and financing activities:
        The Bank foreclosed on loans with balances of $375,051 and $821,973 in 1994 and 1993, respectively. No loans were foreclosed on during 1995. The Bank recognized an increase of $730,537 in the fair value of its available-for-sale securities for the year ended December 31, 1995, a decline of $698,841 in the fair value of its available-for-sale securities for the year ended December 31, 1994, and an increase of $44,916 in the fair value of its available-for-sale securities for the year ended December 31, 1993.








        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES

   Delta National Bancorp (the Company) was incorporated under the laws of the State of California on December 21, 1981 for the purpose of serving as a bank holding company under the Bank Holding Company Act of 1956. The Company's wholly-owned subsidiary, Delta National Bank (the Bank), operates as a commercial bank in the cities of Manteca, Riverbank, Denair and Modesto, California. Through its branches the Bank provides traditional commercial banking services to individuals and small and medium-sized businesses located in the California Central Valley. The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and general practice within the banking industry.

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.


   1.    Consolidation

   The consolidated financial statements of the Company include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated.


   2.    Fair values of financial instruments

   The financial statements include various estimated fair value information as of December 31, 1995, as required by Financial Accounting Standards Board Statement 107. Such information, which pertains to the Bank's financial instruments, is based on the requirements set forth in Statement 107 and does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

   Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.


   Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities purchased under repurchase agreements are carried at the contract price.

   Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

   Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

   Deposit liabilities: The fair values estimated for demand deposits (interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

   Short-term borrowings: The carrying amounts of borrowings under repurchase agreements and other short term borrowings approximate their fair values.


   3.    Securities held-to-maturity

   Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income over the period to maturity.


   4.    Securities available-for-sale

   Available-for-sale securities consist of bonds, notes and debentures not classified as trading securities or held-to-maturity securities. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.


   5.    Loans

   Loans are reported at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

   Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield, are deferred and amortized over the contractual term of the loan.

   Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

   6.    Allowance for loan losses

   The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current economic conditions that may affect the borrowers' ability to pay.


   In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 entitled "Accounting by Creditors for Impairment of a Loan". This statement, which is effective January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995. The financial impact of this pronouncement was not significant.


   7.    Property and equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the improvements or the terms of the related leases, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, but accelerated methods are used for tax purposes. Deferred income taxes have been provided for the resulting depreciation differences.


   8.    Foreclosed real estate

   Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost, or (2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of foreclosed real estate was $560,600 and $939,381 at December 31, 1995 and 1994, respectively. Revenue and expenses from operations and additions to the valuation allowance (note F) are included in other expenses.

   9.    Income taxes

   Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   10.   Earnings per share

   Earnings per share amounts are computed on the basis of the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for 1995, 1994 and 1993 was 376,782.


   11.   Cash and cash equivalents

   For purposes of the statement of cash flows, the Bank considers due from banks and federal funds sold for one-day periods to be cash equivalents.


NOTE B - CASH AND DEPOSITS

   The Bank is required to maintain reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of deposit liabilities. The Bank has met or exceeded the average reserve requirements for the periods presented in the financial statements. In addition, the Federal Reserve requires the Bank to maintain a certain minimum balance at all times, and such requirement was met by the Bank during the periods presented in the financial statements.


NOTE C - SECURITIES

   Effective December 31, 1993, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified into one of three categories: held-to-maturity, available-for-sale or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale securities are measured at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

   Amortized cost and estimated fair values of debt securities as of December 31, 1995 are as follows:

                                                                                     Gross         Gross        Estimated
                                                                      Amortized    Unrealized    Unrealized        Fair
                                                                        Cost         Gains         Losses          Value
                                                                     -----------   ----------    ----------     -----------

Available-for-sale securities:
  Obligations of other U.S.
    government agencies ..........................................   $12,188,734   $    14,960   $   (80,692)   $12,123,002
  Obligations of states and
    political subdivisions .......................................       605,656       142,415           (71)       748,000
  Corporate bonds and other ......................................        55,350          --            --           55,350
                                                                     -----------   -----------   -----------    -----------

  Total ..........................................................   $12,849,740   $   157,375   $   (80,763)   $12,926,352
                                                                     ===========   ===========   ===========    ===========

Held-to-maturity securities:
  Obligation of other U.S.
    government agencies ..........................................   $18,252,276   $   145,215   $    (2,931)   $18,394,560
  Obligation of states and
    political subdivisions .......................................       695,578          --          (1,918)       693,660
  Corporate bonds and other ......................................     1,403,683          --          (7,981)     1,395,702
                                                                     -----------   -----------   -----------    -----------

  Total ..........................................................   $20,351,537   $   145,215   $   (12,830)   $20,483,922
                                                                     ===========   ===========   ===========    ===========

NOTE C - SECURITIES

   As of December 31, 1995, approximately 61% of the Bank's securities portfolio consisted of Small Business Administration Guaranteed Loan Pool Certificates. Credit risk related to such securities is greater than that of U.S. Treasuries.

   Proceeds from sales of available-for-sale securities were approximately $483,000 in 1995. Gross losses of $17,000 were realized on these sales.

   The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                      Amortized       Fair
                                                        Cost          Value
                                                     -----------   -----------
Available-for-sale securities:
  Due in one year or less .......................... $ 2,415,246   $ 2,392,518
  Due after one year through five years ............     498,340       490,262
  Due after ten years ..............................     445,920       587,944
  Not due at a single date .........................   9,490,234     9,455,628
                                                     -----------   -----------

                                                     $12,849,740   $12,926,352
                                                     ===========   ===========
Held-to-maturity securities:
  Due in one year or less .......................... $ 2,099,261   $ 2,089,362
  Not due at a single date .........................  18,252,276    18,394,560
                                                     -----------   -----------

                                                     $20,351,537   $20,483,922
                                                     ===========   ===========


   Amortized cost and estimated fair values of debt securities as of December 31, 1994 are as follows:

                                                                                     Gross         Gross        Estimated
                                                                      Amortized    Unrealized    Unrealized       Fair
                                                                        Cost         Gains         Losses         Value
                                                                     -----------   -----------   ------------   -----------
Available-for-sale securities:
  Obligations of other U.S
    government agencies ..........................................   $18,183,859   $       317   $  (703,116)   $17,481,060
  Obligations of states and
    political subdivisions .......................................     2,281,382        88,433       (10,984)     2,358,831
  Corporate bonds and other ......................................     1,419,755          --         (28,575)     1,391,180
                                                                     -----------   -----------   -----------    -----------

  Total ..........................................................   $21,884,996   $    88,750   $  (742,675)   $21,231,071
                                                                     ===========   ===========   ===========    ===========

Held-to-maturity securities:
  Obligation of other U.S.
    government agencies ..........................................   $ 7,695,521   $     4,358   $   (43,454)   $ 7,656,425
  Obligation of states and
    political subdivisions .......................................     1,328,028            29       (30,609)     1,297,448
  Corporate bonds and other ......................................     2,773,488           349       (71,904)     2,701,933
                                                                     -----------   -----------   -----------    -----------

  Total ..........................................................   $11,797,037   $     4,736   $  (145,967)   $11,655,806
                                                                     ===========   ===========   ===========    ===========

   Investment securities carried at $10,802,942 and having a fair value of $10,943,601 at December 31, 1995 were pledged to secure public deposits as required or permitted by law. Pledged securities at December 31, 1994 had a carrying value of $10,161,557 and a fair value of $9,857,870.

NOTE D - LOANS

   The composition of the Bank's loan portfolio at December 31, is as follows:

                                                    1995                1994
                                               ------------        ------------
Commercial, financial
  and agricultural .....................       $ 22,755,013        $ 20,991,617
Real estate - construction .............          9,175,475           7,352,440
Real estate - mortgage .................         14,090,502          16,610,145
Installment ............................          2,073,749           3,101,692
                                               ------------        ------------

                                                 48,094,739          48,055,894

    Unearned discount ..................            (80,189)           (167,027)
    Allowance for loan losses ..........         (1,219,304)           (599,422)
    Deferred loan fees .................           (275,427)           (245,844)
                                               ------------        ------------

         Loans, net ....................       $ 46,519,819        $ 47,043,601
                                               ============        ============


   Non-performing  assets are loans which are not  accruing  interest,  and real
   estate  acquired  through  foreclosure.   At  December  31,  1995  and  1994,
   non-performing assets amounted to $2,550,723 and $949,648, respectively.

   Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

                                          1995           1994           1993
                                      -----------    -----------    -----------

Balance at January 1, .............   $   599,422    $   807,543    $   589,696
Provision charged to operations ...       624,014        191,750        642,000
Recoveries of loans previously
  charged off .....................       108,234        163,848        220,812
Loans charged off .................      (112,366)      (563,719)      (644,965)
                                      -----------    -----------    -----------

Balance at December 31, ...........   $ 1,219,304    $   599,422    $   807,543
                                      ===========    ===========    ===========

   Impaired loans aggregated approximately $2,841,000 at December 31, 1995, of which $1,146,000 is the result of a troubled debt restructuring. The average investment in impaired loans during 1995 was approximately $1,572,000. The total allowance for loan losses relating to these loans approximates
   $335,000. Total cash collected on impaired loans during 1995 approximated $78,800, of which $6,300 was credited to the principal balance outstanding, and $72,500 was recognized as interest income. Interest income that would have been recognized on impaired loans was approximately $210,000 for the year ended December 31, 1995.

   The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 48% of the Bank's loans are for real estate and construction and approximately 47% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Agricultural loans make up approximately 22% of the Bank's loan portfolio. Generally, real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment, stated at cost, consists of the following at December 31:
                                              1995          1994
                                          ----------    ----------

Land .................................    $  636,117    $   85,000
Building and improvements ............       444,475       444,475
Furniture, fixtures and equipment ....     1,704,532     1,784,367
Leasehold improvements ...............       143,428       138,382
Automobiles ..........................        64,042        75,821
Construction in progress .............        46,238          --
                                          ----------    ----------
                                           3,038,832     2,528,045
Less accumulated depreciation and
  amortization .......................     1,696,332     1,625,640
                                          ----------    ----------

                                          $1,342,500    $  902,405
                                          ==========    ==========

   Depreciation expense on property and equipment was $241,353, $231,468 and $185,082 in 1995, 1994 and 1993, respectively.

   During 1995, the Bank purchased land and prepared for the construction of a branch in the town of Riverbank, California.

NOTE F - FORECLOSED REAL ESTATE

   Changes in the allowance for losses for foreclosed real estate for the years ended December 31, are as follows:
                                           1995        1994         1993
                                        ---------   ---------    ---------
Balance at January 1, ...............   $ 257,644   $    --      $      --
Provision charged to operations .....      37,923     261,544           --
Charge-offs, net of recoveries ......        --        (3,900)          --
                                        ---------   ---------    ---------
Balance at December 31, .............   $ 295,567   $ 257,644    $      --
                                        =========   =========    =========


NOTE G - TIME DEPOSITS

   At December 31, 1995, the scheduled maturities of certificates of deposit are as follows:

                  1996                                  $    31,821,511
                  1997                                        2,581,421
                  1998                                          673,188
                  1999                                          441,450
                  2000                                           52,676
                                                        ---------------

                                                        $    35,570,246
                                                        ===============

NOTE H - EMPLOYEE BENEFIT PLANS

   Under the terms of the employee profit-sharing plan, a portion of the Bank's profits, determined annually by the Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in employee benefits on the statements of earnings, were $100,000 in 1995. No contribution was made to the plan for 1994 or for 1993.

   During 1995, the Bank adopted a defined contribution 401(k) plan (the Plan). The Plan is available to all employees who are at least 18 years of age and who have worked a minimum of six months for the Bank. Eligible employees who elect to participate, may choose to contribute to the Plan, up to 10% of their compensation for the plan year. The Bank may also elect to make matching contributions to the Plan. The Bank did not make any matching contributions to the Plan in 1995.

NOTE I - INTEREST EXPENSE ON DEPOSITS

   Interest expense on deposits was comprised of the following for the years ended December 31:

                                               1995         1994         1993
                                            ----------   ----------   ----------

Demand deposits and regular savings .....   $1,209,711   $  755,796   $  734,203
Time deposits greater than $100,000 .....      522,539      559,932    1,019,095
Time deposits under $100,000 ............    1,286,263      994,464      527,311
                                            ----------   ----------   ----------

                                            $3,018,513   $2,310,192   $2,280,609
                                            ==========   ==========   ==========

NOTE J - INCOME TAXES

   Effective January 1, 1993, the Bank adopted SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. The effect of this new standard on income tax expense for the year ended December 31, 1993 was not material.

   The provision for income taxes for the years ended December 31, consists of the following:
                                     1995               1994               1993
                                ---------          ---------          ---------
Current:
  Federal .............         $ 632,000          $ 429,000          $ 420,000
  State ...............           241,000            167,000            153,000
                                ---------          ---------          ---------
                                  873,000            596,000            573,000
                                ---------          ---------          ---------
Deferred:
  Federal .............          (240,000)           (55,000)           (52,000)
  State ...............           (81,000)            (2,000)            (7,000)
                                ---------          ---------          ---------
                                 (321,000)           (57,000)           (59,000)
                                ---------          ---------          ---------

                                $ 552,000          $ 539,000          $ 514,000
                                =========          =========          =========

   A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, are as follows:
                                                 1995         1994         1993
                                            ---------    ---------    ---------

Income taxes at statutory rates .........   $ 480,000    $ 463,000    $ 444,000
Reduction for tax exempt interest .......     (38,000)     (53,000)     (27,000)
State income taxes, net of federal
  income tax benefit ....................     106,000      103,000       96,000
Other ...................................       4,000       26,000        1,000
                                            ---------    ---------    ---------

                                            $ 552,000    $ 539,000    $ 514,000
                                            =========    =========    =========

   The tax effect of temporary differences giving rise to the Bank's deferred income tax asset at December 31, is as follows:
                                                              1995         1994
Deferred tax assets:
  Allowance for loan losses ..........................   $ 318,000    $  60,000
  Foreclosed real estate .............................     142,000      127,000
  Unrealized loss on available-for-sale securities ...        --        272,000
  State income taxes .................................      80,000       54,000
                                                         ---------    ---------
                                                           540,000      513,000
                                                         ---------    ---------
Deferred tax liabilities:
  Depreciation on property and equipment .............     (52,000)     (75,000)
  Unrealized gain on available-for-sale securities ...     (32,000)        --
  Accretion on investment securities .................      (6,000)      (5,000)
                                                         ---------    ---------
                                                           (90,000)     (80,000)
                                                         ---------    ---------
Deferred income tax asset (included in other
  assets on the balance sheet) .......................   $ 450,000    $ 433,000
                                                         =========    =========

NOTE K - COMMITMENTS AND CONTINGENCIES

   1.      Leases

   The Company leases the Riverbank, Denair, and Modesto facilities under operating leases with initial terms expiring in 1996, 1998 and 2000, respectively.

   At December 31, 1995 the future minimum rental payments under operating leases are as follows:

     Year ending December 31,
     -----------------------
           1996                                                     $ 67,745
           1997                                                       57,857
           1998                                                       42,357
           1999                                                       20,657
           2000                                                        3,443
           Thereafter                                                     --
                                                                    --------
                                                                    $192,059
                                                                    ========

   Rent expense under operating leases was $88,705, $86,973 and $80,973 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE L - FINANCIAL INSTRUMENTS

   The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

   The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                 Contract
                                                                  Amount
                                                                 --------
     Financial instruments whose contract amounts
     represent credit risk:
         Undisbursed loan commitments                            $ 6,266,356
         Visa/Mastercard lines                                     1,693,481
         Standby letters of credit                                    68,000
                                                                 -----------

                                                                 $ 8,027,837
                                                                 ===========

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
   Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. All of the Bank's commitments are variable rate with no caps or floors.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

   The following table provides summary information on the fair value of financial instruments at December 31, 1995:

                                                       Carrying      Estimated
                                                        Amount      Fair Value
                                                      -----------   -----------
Financial assets:
Cash and cash equivalents ..........................  $11,930,351   $11,930,351
Interest-bearing deposits in banks .................       51,043        51,043
Securities available-for-sale ......................   12,926,352    12,926,352
Securities held-to-maturity ........................   20,351,537    20,483,922
Loans receivable ...................................   48,094,739    47,877,723
Accrued interest receivable ........................      814,267       814,267

Financial liabilities:
Deposits ...........................................  (84,839,377)  (84,854,153)
Accrued interest payable ...........................     (199,188)     (199,188)

Off-balance-sheet liabilities:
Commitments and letters of credit ..................         --        (157,000)

   The carrying amounts include $1,694,556 of non-accrual loans (loans that are not accruing interest) at December 31, 1995. Management has determined that primarily because of the uncertainty and the difficulty of predicting the timing of such cash flows excessive amounts of time and money would be incurred to estimate the fair values of nonperforming assets. The following aggregate information is provided about the contractual provisions of these assets:

               Aggregate carrying amount                   $    1,694,556
               Effective rate                                      11.25%
               Average term to maturity                         19 months

NOTE M - RELATED-PARTY TRANSACTIONS

   The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. As of December 31, 1995 and 1994 such loans amounted to $39,700 and $25,100, respectively. In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.

NOTE N - CONDENSED FINANCIAL DATA

   The following is the condensed financial data for Delta National Bancorp (parent company only):

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS
                                                            1995         1994
                                                         ----------   ----------

Cash .................................................   $   42,426   $   35,652
Investment in subsidiary .............................    9,399,721    8,855,561
Property and equipment, net ..........................      284,097      294,447
                                                         ----------   ----------

                                                         $9,726,244   $9,185,660
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities .............   $     --     $   55,546

Stockholders' equity .................................    9,726,244    9,130,114
                                                         ----------   ----------

                                                         $9,726,244   $9,185,660
                                                         ==========   ==========

                             STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                1995         1994         1993
                                              --------     --------     --------
Income
  Interest ..............................     $    943     $  2,487     $  3,594
  Rent ..................................       83,698       74,800       66,800
  Other .................................          475          315          135
                                              --------     --------     --------

                                                85,116       77,602       70,529
                                              --------     --------     --------
Expenses
  General and administrative ............       31,049       28,513       37,707
  Depreciation ..........................       10,350       10,350       10,350
                                              --------     --------     --------

                                                41,399       38,863       48,057
                                              --------     --------     --------
      Earnings before income taxes
        and equity in earnings of
        subsidiary ......................       43,717       38,739       22,472

Income tax expense ......................       18,000       16,000       13,400
                                              --------     --------     --------

                                                25,717       22,739        9,072
Equity in earnings of
  Delta National Bank ...................      834,160      798,658      782,382
                                              --------     --------     --------

NET EARNINGS ............................     $859,877     $821,397     $791,454
                                              ========     ========     ========

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                        1995         1994         1993
                                                      ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents

   Cash flows from operating activities:
     Net earnings .................................   $ 859,877    $ 821,397    $ 791,454
     Adjustment to reconcile net earnings
       to net cash provided by operating activities
         Provision for depreciation and
           amortization ...........................      10,350       10,350       10,350
         (Decrease) increase in accrued expenses
           and other liabilities ..................     (55,546)      16,179       13,400
         Undistributed earnings of subsidiary .....    (834,160)    (798,658)    (782,382)
                                                      ---------    ---------    ---------

           Net cash (used in) provided by
             operating activities .................     (19,479)      49,268       32,822

   Cash flows from investing activities:
     Cash dividends from subsidiary ...............     290,000       87,500      275,000
                                                      ---------    ---------    ---------

           Net cash provided by
             investing activities .................     290,000       87,500      275,000

   Cash flows from financing activities:
     Cash dividends ...............................    (263,747)    (263,747)    (263,747)
                                                      ---------    ---------    ---------

           Net cash used in financing activities ..    (263,747)    (263,747)    (263,747)
                                                      ---------    ---------    ---------

   Net increase (decrease) in cash and
     cash equivalents .............................       6,774     (126,979)      44,075

Cash and cash equivalents at beginning of year ....      35,652      162,631      118,556
                                                      ---------    ---------    ---------

Cash and cash equivalents at end of year ..........   $  42,426    $  35,652    $ 162,631
                                                      =========    =========    =========

NOTE O - CAPITAL REQUIREMENTS

   Banks are required to maintain a minimum leverage-capital ratio of Tier I capital (as defined) to total assets based on bank ratings under its regulatory rating system. Currently, a rating of "one" is required to maintain a minimum leverage-capital ratio of 3 percent. Institutions with other ratings are required to maintain ratios of 4 percent to 5 percent. In addition, banks must maintain a ratio of total capital to risk-weighted assets of 8 percent (risk-based capital ratio) and a ratio of Tier I capital to risk-weighted assets of 4 percent (Tier I capital ratio). The Bank exceeded its capital requirements at December 31, 1995.

NOTE P - SIGNIFICANT FOURTH-QUARTER ADJUSTMENTS

   In December 1995, the Bank increased its allowance for loan losses through a provision for loan losses charged to operations by approximately $325,000 ($.86 per share).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Delta National Bancorp

We have audited the accompanying consolidated balance sheets of Delta National Bancorp and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta National Bancorp and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in note J, during the year ended December 31, 1993, the Company changed to the liability method of accounting for income taxes. As described in note C, the Company changed its method of accounting for securities as of December 31, 1993.


/s/ Grant Thornton, LLP
Stockton, California
January 19, 1996

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal years ending December 31, 1995 and 1994.


DIRECTORS & EXECUTIVE COMPENSATION

Identification of directors: The names of each director of the Company and certain information about them, is set forth below:

--------------------------------------------------------------------------------
                                                                      Director
    Director           Age         Principal Occupation                 Since
--------------------------------------------------------------------------------
Andrew J. Rossi ....   63   President and Chief Executive                1973
                            Officer - Delta National Bank
                            (Executive Officer)
                            President - A. Rossi, Inc.

Jack Dozier ........   80   Attorney - Atherton & Dozier                 1976


Joseph A. Freitas ..   68   Secretary to the Board                       1973
                            Public Relations-Delta National Bank
                            - Retired 1991

Theodore Poulos ....   67   Chairman of the Board-Delta National Bank    1973
                            Public Relations-Delta National Bank
                            President-Manteca Drug, Inc. - Retired 1994

Toinette Rossi .....   37   Vice President & Manager                     1994
                            Delta National Bank (Executive Officer)
--------------------------------------------------------------------------------


Each of the directors has been engaged in his/her principal occupation set forth above during the past five years.

Identification of executive officers: The names of each executive officer of the Company not already listed in the table above and certain information about them, is set forth below:

--------------------------------------------------------------------------------
       Executive               Principal Occupations with                Period
        Officer        Age       Delta National Bank                     Served
--------------------------------------------------------------------------------
Warren E. Wegge ....    47   Executive Vice President                     1994
                             Senior Vice President/Credit                 1991
                             Administrator
                             Vice President/Corporate Banking Officer     1988

Chad B. Meyer (1) ..    42   Senior Vice President/Credit                 1994
                             Administrator
                             Vice President/Corporate Banking Officer     1991

Ronald P. Dalben ...    39   Vice President (Investment Officer           1987
                             & Appraiser)
                             Various other positions                      1980

Barbara Jordan .....    54   Vice President/Operations                    1992
                             Assistant Vice President/Operations          1990
                             Various other positions                      1983

Eileen Pastenieks ..    34   Vice President/Accounting                    1994
                             Assistant Vice President/Note Dept.          1993
                             Operations Officer                           1990
--------------------------------------------------------------------------------
(1) Prior to his employment with Delta National Bank, Mr. Meyer was the Chief Financial Officer of a construction firm.

Family relationships: Except for Andrew Rossi and Toinette Rossi, who are related to each other, there are no other family relationships between any other director or executive officer of the Company.

Directorships: The following individuals hold other directorships as indicated below:

-------------------------------------------------------------------------------
      DIRECTOR/EXECUTIVE OFFICER             OTHER DIRECTORSHIPS HELD
-------------------------------------------------------------------------------
Theodore Poulos ...................   Doctors Hospital of Manteca
                                      Virotechnology, Inc.

Joseph A. Freitas .................   Manteca Boys & Girls Club

Jack C. Dozier ....................   Cal Cedar Products
                                      Duraflame, Inc.
                                      Rylock Ltd.
                                      Cal Mills
-------------------------------------------------------------------------------

Involvement in certain legal proceedings: None of the directors or executive officers named above have been involved in certain legal proceedings.

EXECUTIVE COMPENSATION

Director Compensation Table: The following table sets forth information concerning compensation for Directors in 1995. (See "Summary Compensation Table" for additional information on Executive Officers)

-------------------------------------------------------------------------------
                        Annual   Annual
                        BCORP     Bank
                       Director Director                 Committee
        Name             Fees     Fees       Retainer      Fees (1)    Other (2)
-------------------------------------------------------------------------------
Andrew J. Rossi ......  $4,800  $    -       $     -       $     -     $      -

Jack Dozier ..........   4,800   7,200        28,800             -            -

Joseph A. Freitas ....   4,800   7,200             -             -            -

Theodore Poulos ......   4,800   7,200             -        15,600       27,450

Toinette Rossi .......   4,800       -             -             -            -
-------------------------------------------------------------------------------
(1)  Finance Committee Annual Fee
(2) Salary from Bank $24,000 for Public Relations and Past Due Meetings $1,650, $1,800 Club Membership Dues

Summary Compensation Table: The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers, information concerning compensation for services to the Company in all capacities. (Also see "Director Compensation Table")

-------------------------------------------------------------------------------
                                                             Club or     Profit
                                                            Organization Sharing
  Name and Principal         Salary     Bonus ($) Automobile Membership   Plan
      Position         Year   ($)          (1)      Use        Fees        (2)
-------------------------------------------------------------------------------

Andrew J. Rossi        1995  $112,000   $10,000   $ 1,500     $ 2,300   $13,944
President and Chief    1994   100,000      --                             4,081
Executive Officer      1993    88,860    10,000                           3,897


Warren E. Wegge        1995  $ 78,000   $13,500   $   --      $    --   $ 9,680
Executive Officer      1994    65,460     2,500                           2,397
                       1993    60,660     7,595                           2,200

Chad B. Meyer          1995  $ 62,400  $  6,750   $   --      $    --   $ 6,086
Senior Vice            1994    60,000     1,000                             775
President/Credit       1993    53,400     4,716                             603
Administrator

Toinette Rossi         1995  $ 60,000  $  5,316   $   --      $    --   $ 9,577
Vice President &       1994    57,600     1,822                           3,970
Manager                1993    54,780     1,480                           3,913

Ronald P. Dalben       1995  $ 52,000     3,600   $   --      $    --   $ 7,133
Vice President         1994    50,000     2,000                           2,537
                       1993    47,640     3,800                           2,451
-------------------------------------------------------------------------------
(1)   1995 Bonuses were actually paid in 1995 for services rendered in 1995
(2)   Profit Sharing

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF  MANAGEMENT

The following table sets forth as of December 31, 1995 information relating to the beneficial owners of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock.

------------------------------------------------------------------------------
                                                 Total Shares    Percent of
      Name                  Address                 Owned          Class
------------------------------------------------------------------------------
Andrew J. Rossi          611 North Main St.        94,509          25.10%
                         Manteca, CA  95336
------------------------------------------------------------------------------

Common Stock Ownership of Directors and Executive Officers: The following table reflects shares of Common Stock beneficially owned by each director of the Company, each of the executive officers named in the Summary Compensation Table appearing elsewhere herein, and by all directors and executive officers as a group, as of December 31, 1995.

-------------------------------------------------------------------------------
                                         Direct  Indirect  Total    Approximate
                                         Shares   Shares   Shares   Percentage
       Name                Position      Owned    Owned    Owned      Owned
-------------------------------------------------------------------------------
Jack C. Dozier .....   Director           5,190     --       5,190       1.38%

Joseph A. Freitas ..   Director          11,185     --      11,185       2.97%

Theodore Poulos ....   Chairman of the   12,100    1,142    13,242       3.52%
           .           Board/Director

Andrew J. Rossi(1)..   President & CEO/  75,539   18,970    94,509      25.10%
                       Director

Toinette Rossi .....   V.P. & Manager/    2,708     --       2,708    less than
                       Director                                           1%

Warren E. Wegge ....   Executive Vice       100     --         100    less than
                       President                                          1%

Ronald P. Dalben ...   Vice President       100     --         100    less than
                                                                          1%
-------------------------------------------------------------------------------
All directors and executive
 officers as a group:                                      127,034      33.74%
-------------------------------------------------------------------------------
(1)  Indirect      5.04% of class
     Direct       20.06% of class


CERTAIN RELATIONSHIPS & RELATED PARTIES

In 1995 the Bank renewed an extension of credit to Joseph A. Freitas, Director of the Company, in the amount of $17,353. As of December 31, 1995, the principal balance owing was $15,621. This loan bears interest at the a fixed rate of 8% and is scheduled to mature on April 19, 1996. The loan is collateralized by a Certificate of Deposit.

In 1994 the Bank funded an unsecured loan to Linda Abeldt, daughter of Joseph Freitas, Director of the Company, in the amount of $12,000. In 1995 the Bank funded an additional unsecured loan in the amount of $9,000. In addition, there was an unsecured line of credit issued in the amount of $50,000. The first two loans bear interest at a fixed rate of 7% and 10% while the line of credit bears interest at the Bank's reference rate plus 2%. As of December 31, 1995, the principal balance owing was $10,316. and $9,000. respectively on the two loans. There was no balance owed on the line of credit. The loans are scheduled to mature on January 25, 1999, March 22, 2000 and April 20, 1996 respectively.

In 1991 the Bank extended credit to Valerie Salas, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $16,595. As of December 31, 1995, the principal balance owing was $7,979. This loan is unsecured and bears interest at a fixed rate of 13%. This loan matures on April 23, 1997.

In 1995 the Bank funded an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company and brother of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. On December 31, 1995, there was no principal balance owed. This loan bears interest at the Bank's reference rate plus 2.5% and is scheduled to mature on November 1, 1996.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      1.       Financial Statements:   Delta National Bancorp and Subsidiary

                  See Item 8 for a listing of all financial statements.

         2.       Financial Statement Schedules

                  Additional Supplementary Data not included in this section have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

         3.       Exhibits

                  Registrant's Articles of Incorporation and Bylaws are furnished by way of incorporation by reference to Exhibit 3 to registrant's registration statement on Form S-14, as filed under the Securities Act of 1933 on September 10, 1982 and declared effective on October 8, 1982.

                  Plan of Reorganization and Agreement of Merger is furnished by reference to registrant's Form S-14 as filed under the Securities Act of 1933 on September 10, 1982 and declared effective on October 8, 1982.

(b)               Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DELTA NATIONAL BANCORP
                                                (Registrant)




                                           By:  /s/ Andrew Rossi
                                                President and Chief Executive
                                                Officer/Director
                                                March 10, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 10, 1996.





/s/ Andrew Rossi                                /s/ Theodore Poulos
Andrew Rossi                                    Theodore Poulos
President and                                   Chairman of the Board
Chief Executive Officer                         and  Director
and Director
(Principal Executive Officer)




/s/ Joseph Freitas                              /s/ Eileen Pastenieks
Joseph Freitas                                  Eileen Pastenieks
Secretary of the Board and                      Staff Vice President/Accounting
Director                                        (Principal Accounting Officer)




/s/ Warren Wegge                                /s/ Toinette Rossi
Warren Wegge                                    Toinette Rossi
Executive Vice President                        Vice President and Manager
and (Principal Financial Officer)               Director