Form 10-Q
period 1996-03-31
DELTA NATIONAL BANCORP
filed 1996-05-10
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended MARCH 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

Common Stock, no par value - 376,782 shares.

DELTA NATIONAL BANCORP
FORM 10-Q CROSS REFERENCE INDEX


- --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                         Page
- --------------------------------------------------------------------------------

Item 1.           Financial Statements

                  Consolidated Balance Sheets -
                           December 31, 1995 and March 31, 1996          4

                  Consolidated Statements of Income -
                           Three months ended March 31, 1996 and 1995    5

                  Consolidated Statements of Cash Flows -
                           Three months ended March 31, 1996 and 1995    6

                  Notes to Consolidated Financial Statements             8

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 15



- --------------------------------------------------------------------------------
PART II. OTHER INFORMATION                                             Page
- --------------------------------------------------------------------------------

Item 1.           Legal Proceedings                                     24

Item 2.           Changes in Securities                                 24

Item 3.           Defaults Upon Senior Securities                       24

Item 4.           Submission of Matters to a Vote of Security Holders   24

Item 5.           Other Information                                     24

Item 6.           Exhibits and Reports on Form 8-K                      24

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                           CONSOLIDATED BALANCE SHEETS
                                 ( In Thousands)

                                    Unaudited

                                                           March 31,    Dec 31,
                                                              1996       1995
ASSETS

Cash and due from banks ................................     $ 3,187     $ 4,330
Federal funds sold .....................................       4,800       7,600
                                                             -------     -------
        Total cash and cash equivalents (notes A10 and B)      7,987      11,930


Interest bearing deposits in banks .....................         622          51

Securities available for sale (notes A3 and C) .........      12,543      12,926
Securities held to maturity (notes A2 and C) ...........      20,840      20,351
                                                             -------     -------
                                                              33,383      33,277

Loans, net (notes A4, A5 and D) ........................      46,204      46,520
Property and equipment (note A6) .......................       1,309       1,343
Interest receivable, other assets and other
real estate owned (notes A7 and F) .....................       2,273       1,803
                                                             -------     -------

TOTAL ASSETS ...........................................     $91,778     $94,924
                                                             =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing ...............................      12,268      15,980
    Interest bearing ...................................      68,940      68,859
                                                             -------     -------
        Total deposits .................................      81,208      84,839

Accrued interest/other liabilities .....................         497         314

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares ..........       3,532       3,532
    Retained earnings ..................................       6,515       6,194
    Net unrealized appreciation (depreciation) on
      securities available-for-sale, net of tax of
      $18,201 and $31,827 at March 31, 1996
      and December 31, 1995, respectively ..............          26          45
                                                             -------     -------

        Total stockholders' equity .....................      10,073       9,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............     $91,778     $94,924
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 ( In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited
                                                          3 Months     3 Months
                                                           Ending       Ending
                                                          March 31,    March 31,
                                                            1996         1995
                                                          ---------    ---------
Interest income:
    Interest and fees on loans ......................      $ 1,384       $ 1,381
    Securities available-for-sale ...................          194           291
    Securities held-to-maturity .....................          354           132
    Interest-bearing deposits in banks ..............            1             0
    Federal funds sold ..............................           69            49

                                                           -------       -------
        Total interest income .......................        2,002         1,853

Interest expense on deposits ........................          724           677
                                                           -------       -------

        Net interest income .........................        1,278         1,176

Provision for loan losses ...........................          (62)          100
                                                           -------       -------

        Net interest income after provision
         for possible loan losses ...................        1,340         1,076

Other income
    Service charges on deposits .....................          128           116
    Other income ....................................           90            70
                                                           -------       -------
                                                               218           186
                                                           -------       -------

Other expenses
    Salaries, wages and employee benefits ...........          521           467
    Occupancy and equipment .........................          168           155
    Other operating expenses ........................          326           306
                                                           -------       -------
                                                             1,015           928
                                                           -------       -------

        Earning before income taxes .................          543           334

Income taxes (note A8) ..............................          222           125
                                                           -------       -------

        NET EARNINGS ................................      $   321       $   209
                                                           =======       =======

Net earnings per share (note A9) ....................      $   .85       $   .55
                                                           =======       =======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                    Unaudited

                                                       3 MONTHS ENDING MARCH 31,
                                                          1996           1995
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings .......................................     $   321      $   209
    Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................           1           12
        (Gain)/Loss on sale of OREO ..................           0         (122)
        Provision for possible loan losses ...........         (62)         100
        Provision for OREO ...........................          62           34
        Provision for depreciation and amortization...         123          143

        Decrease (increase) in interest
        receivable and other assets...................        (219)        (330)

        Increase (decrease) in interest payable
         and other liabilities .......................         121           89
                                                           -------      -------

           Net cash provided by operating activities..        347          135
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................           0          997
  Proceeds from maturities of securities
    held-to-maturity .................................       1,770        1,208
  Purchase of securities available-for-sale ..........           0            0
  Purchase of securities held-to-maturity ............      (1,983)       (1377)
  Net (increase) decrease in loans ...................         378        1,153
  Purchase of property and equipment .................         (16)         (29)
  Purchase/additions to OREO .........................        (236)         (34)
  Proceeds from sale of property and equipment .......           0            0
  Proceeds from sale of OREO .........................           0          497
  Net (Inc.) dec. Int. Bearing Deposits Other Inst....        (571)           0
                                                           -------      -------
           Net cash (used in) provided by
           investing activities ......................        (658)       2,415
                                                           -------      -------





         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                    Unaudited


                                                       3 MONTHS ENDING MARCH 31,
                                                          1996           1995
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......      (3,459)       2,476
  Net (decrease) increase in time deposits ...........        (173)      (1,880)
  Cash dividends .....................................           0            0
                                                          --------     --------

           Net cash provided by financing activities .      (3,632)         596
                                                          --------     --------

Net  increase (decrease) in cash and
cash equivalents .....................................      (3,943)       3,146

Cash and cash equivalents at beginning of period .....      11,930        6,149
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $  7,987     $  9,295
                                                          ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
      Interest                                                 493          482
      Income Taxes                                             341          234



Noncash investing and financing activities:

  The Bank recognized an decrease of $32,835 in the fair value of its available-for-sale securities in the first three months of 1996 and an increase of $730,537 in the fair value of its available-for-sale securities for the year ended December 31, 1995.


         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE A - Summary of Accounting Policies

Delta National Bancorp (the Company) was incorporated under the laws of the State of California on December 21, 1981 for the purpose of serving as a bank holding company under the Bank Holding Company Act of 1956. The Company's wholly-owned subsidiary, Delta National Bank (the Bank), operates as a commercial bank in the cities of Manteca, Riverbank, Denair and Modesto, California. The Company's headquarters are located at the Manteca Branch at 611 North Main Street, Manteca, California. Through its branches the Bank provides traditional commercial banking services to individuals and small and medium-sized businesses located in the California Central Valley.

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

There have been no material changes in Delta National Bancorp's significant accounting policies during the three months ended March 31, 1996. Management has presented, for comparison purposes its unaudited consolidated balance sheet as of March 31, 1996, its unaudited consolidated statements of earning and cash flows for the three months ended March 31, 1996 and 1995. The financial statements contain, in the opinion of management, all necessary normal recurring adjustments and are not intended to be indicative of results that can be expected for a full year.

1.     Consolidation

The consolidated financial statements of the Company include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated.

2.     Securities held-to-maturity

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income over the period to maturity.

3.     Securities available-for-sale

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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996




4.     Loans

Loans are reported at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses (interim financial statements will also be reported net of deferred profit on OREO sales). Unearned discounts on installment loans are recognized as income over the terms of the loans. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

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

5.     Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loans losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments and current economic conditions that may affect the borrowers' ability to pay.

6.     Property and equipment

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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996




7.     Foreclosed real estate

Real estate properties acquired through foreclosure are initially recorded a fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost, or (2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of foreclosed real estate was $735,200 for the period ending March 31, 1996 and $560,600 for the period ending December 31, 1995.

8.     Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

9.     Earnings per share

Earnings per share amounts are computed on the basis of the weighted average number of share outstanding during each year. The weighted average number of shares outstanding for March 31, 1996 and December 31, 1995 was 376,782.

10.    Cash and cash equivalents

For the purposes of the statement of cash flows, the Bank considers due from banks and federal funds sold for one-day periods to be cash equivalents.


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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE C - SECURITIES

Effective  December 31, 1993,  the Bank  adopted SFAS No. 115,  "Accounting  for
Certain Investments in Debt and Equity Securities". These securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale and trading securities are measured at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

Amortized cost (book values) and estimated fair values of investment securities for March 31, 1996 and December 31, 1995 are as follows:


- -----------------------------------------------------------------------------------------------------------
                                            March 31, 1996                     December 31, 1995
                                                Gross                                Gross
                                              Unrealized  Estimated               Unrealized    Estimated
                                   Amortized    Gains       Fair       Amortized    Gains         Fair
                                     Cost      (Losses)     Value        Cost      (Losses)       Value
- -----------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. treasury securities ...   $      0     $     0      $     0     $      0    $      0     $       0
  Obligations of other U.S.
    government agencies ......     11,839         (82)      11,757       12,189         (66)       12,123
  Obligations of state and
    political subdivisions ...        605         126          731          606         142           748
  Corporate bonds and other ..         55           0           55           55           0            55
                                  -------     -------      -------      -------     -------      --------


Total ........................   $ 12,499     $    44      $12,543     $ 12,850    $     76     $  12,926
                                 ========     =======      =======      =======    ========     =========

Held-to-maturity securities:
  U.S. treasury securities ...   $      0     $     0      $     0     $      0    $      0     $       0
  Obligations of other U.S.
    government agencies ......     19,445         122       19,567       18,252         142        18,394
  Obligations of state and
    political subdivisions ...        695          (1)         694          696          (2)          694
  Corporate bonds and other ..        700          (1)         699        1,404          (8)        1,396
                                 --------     -------      -------     --------    --------     ---------

Total ........................     20,840         120       20,960       20,352         132        20,484
                                 ========     =======      =======     ========    ========     =========

- -----------------------------------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE D - LOANS

The composition of the Bank's loan portfolio at March 31, 1996 and December 31, 1995 is as follows:

- --------------------------------------------------------------------------------
                                                March 31,        December 31,
                                                  1996              1995
- --------------------------------------------------------------------------------
Commercial, financial and agricultural .......  $22,052,682      $22,755,013
Real estate - construction ...................    9,751,240        9,175,475
Real estate - mortgage .......................   14,104,579       14,090,502
Installment loans to individuals .............    1,944,843        2,073,749
                                                -----------      -----------

                                                 47,853,344       48,094,739

     Unearned discount ......................       (75,816)         (80,189)
     Allowance for loan losses ..............    (1,188,429)      (1,219,304)
     Deferred loan fees .....................      (290,512)        (275,427)
     Deferred profit on OREO sales (1) ......       (95,290)
                                                -----------      -----------
          Loans, net ........................   $46,203,297      $46,519,819
                                                ===========      ===========

- --------------------------------------------------------------------------------
(1) Audited financial statements for December 31, 1995 do not include Deferred profit on OREO sales due to not being material in amount.

The following table summarizes the changes in the allowance for loan losses for the periods ending March 31, 1996 and December 31, 1995:

- --------------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                     1996               1995
- --------------------------------------------------------------------------------
Balance at January 1 ...........................  $1,219,304        $   599,422
Charge Offs:
    Commercial, financial and agricultural......           0                  0
    Real Estate - construction..................           0                  0
    Real Estate - mortgage......................           0                  0
    Installment loans to individuals ...........      (8,664)          (112,366)
                                                 -----------        -----------

        Total Charge Offs ......................      (8,664)          (112,366)
                                                 -----------        -----------
Recoveries:
    Commercial, financial and agricultural .....           0              1,390
    Real Estate - construction .................      20,605             80,425
    Real Estate - mortgage .....................         600              2,200
    Installment loans to individuals ...........      18,155             24,219
                                                 -----------        -----------
        Total Recoveries .......................      39,360            108,234
                                                 -----------        -----------
Net charge offs ................................      30,696             (4,132)
Additions charged to operations ................     (61,571)           624,014
                                                 -----------        -----------
Balance at December 31, ........................ $ 1,188,429        $ 1,219,304
                                                 ===========        ===========

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

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

The carrying value of impaired loans totaled $2,014,445 at March 31, 1996, of which $1,143,561 is the result of a troubled debt restructuring. The total allowance for loans losses relating to these loans was $273,409. Total cash collected on impaired loans for the first three months of 1996 approximated $614,406 of which $590,435 was credited to the principal balance outstanding, and the remainder was recognized as interest income. One impaired loan in the amount of $236,238 was transferred to OREO.

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

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

- --------------------------------------------------------------------------------
                            March 31,                               December 31,
                              1996                                      1995
- --------------------------------------------------------------------------------
Principal amount of                       Principal amount of
impaired loans.............$ 2,012,779    impaired loans.............$ 2,840,637
Accrued Interest ..........      1,051    Accrued Interest...........        267
Deferred loan costs .......        615    Deferred loan costs........      1,408
                           -----------                               -----------
                             2,014,445                                 2,842,312
Less valuation allowance ..    273,409    Less valuation allowance..     334,981
                           -----------                               -----------
    Total carrying value ..$ 1,741,036        Total carrying value..$  2,507,331
                           ===========                               ===========

Valuation allowance at                    Valuation allowance at
beginning of period .......$   334,981    beginning of period...... $         0
Net charges to operations                 Net charges to operations
for impairment  ...........    (61,572)   for impairment...........     334,981
Direct write-downs ........          0    Direct write-downs.......           0
Recoveries ................          0    Recoveries...............           0
                           -----------                              -----------
Valuation allowance at                    Valuation allowance at
end of period..............$   273,409    end of period............ $   334,981
                           ===========                              ===========

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE E - RELATED PARTY TRANSACTIONS

The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. The following sets forth information for all directors and officers (and their families) who had loans with the bank, or who were otherwise indebted to the Bank in an amount in excess of $60,000.

In 1991 the Bank extended credit to Valerie Salas, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $16,595. As of March 31, 1996, the principal balance owing was $7,096. This loan is unsecured and bears interest at a fixed rate of 13%. This loan matures on April 23, 1997.

In 1995, the Bank funded an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. On March 31, 1996, the principal balance owing was $200,000. This loan bears interest at the Bank's reference rate plus 2.5% and is scheduled to mature November 1, 1996.

NOTE F - FORECLOSED REAL ESTATE

Foreclosed real estate owned includes real estate acquired through foreclosure, or by obtaining a deed in lieu of foreclosure. Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Total foreclosed real estate (before the valuation allowance) was $1,092,405 at March 31, 1996, this consisted of four properties, three of which represented bare land. The fourth property is a condominium complex consisting of eight units which were completed and placed in service as rental units by the Bank. The valuation allowance at March 31, 1996 totaled $357,205.

- --------------------------------------------------------------------------------
                                March 31, 1996     December 31, 1995
- --------------------------------------------------------------------------------
Real estate owned:
     Foreclosed assets            $1,092,405         $   856,167
     Less valuation allowance        357,205             295,567
- --------------------------------------------------------------------------------
          OREO, net               $  735,200         $   560,600
- --------------------------------------------------------------------------------

Changes in the allowance for losses for foreclosed real estate for the periods ending March 31, 1996 and December 31, 1995 are as follows:

- --------------------------------------------------------------------------------
                                          March 31, 1996       December 31, 1995
- --------------------------------------------------------------------------------
     Balance at January 1,                $     295,567          $     257,644
     Provision charged to operations             61,638                 37,923
     Charge-offs, net of recoveries                   0                      0
- -------------------------------------------------------------------------------
     Balance at end of period             $     357,205          $     295,567
- --------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
Item II - Financial Condition and Results of Operations

                             DELTA NATIONAL BANCORP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

PERFORMANCE SUMMARY

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Delta National Bancorp ("the Company") and its results of operations. It should be read in conjunction with the unaudited financial statements and footnotes appearing elsewhere in this report.

At March 31, 1996, the Company's total assets were $91,778,039, net loans amounted to $46,203,295, stockholders' equity was $10,073,184 and the allowance for loan losses was $1,188,429. This compares to total assets of $94,924,333, net loans of $46,519,819, stockholders' equity of $9,771,029 and allowance for loan losses of $1,219,304 at December 31, 1995.

Net income for the first three months of 1996 amounted to $321,364 or $.85 per share, as compared with $208,482 or $.55 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on securities and a decrease in the provision for loan losses.

The carrying value of nonaccrual loans at quarter end amounted to $870,884, down from $1,694,556 at December 31, 1995. One large commercial loan makes up the major portion of the nonaccrual loans. At March 31, 1996, other real estate owned ("OREO") (net of the valuation allowance) totaled $735,200 compared with OREO of $560,600 at December 31, 1995. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,143,561 at March 31, 1996, which consisted of one real estate loan compared to $l,147,775 at December 31, 1995.

There was a decrease in the provision for loan losses of ($61,571) compared to a $100,000 accrual for the same period in 1995. Net charge-offs continue to decrease in 1996 over the previous year. Net (charge-offs)/recoveries amounted to $30,696 for the first three months of 1996 versus $4,733 for the same period in 1995.

Net interest income was $1,278,556 at March 31, 1996, compared to $1,176,484 for March 31, 1995. Net interest income increased due to increased interest income on securities.

Non-interest income amounted to $217,988 as of March 31, 1996, compared to $185,908 for March 31,1995. Income related to the service charges on deposits increased $12,082 while other income increased $45,634. This represents an increase of 17.3% in other income.

Operating expenses amounted to $1,014,279 in the first quarter of 1996, compared to $927,784 in the first quarter of 1995 which represents a 9.3% increase. FDIC assessments decreased significantly in 1996 while professional fees and salaries and wages increased due to normal operating expenditures.

EARNINGS PERFORMANCE

Net Income: Net income for the first three months of 1996 amounted to $321,364 or $.85 per share, as compared with $208,482 or $.55 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on securities and a decrease in the provision for loan losses.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income increased 8.6% to $1,278,556 for the quarter ending March 31, 1996 compared to $1,176,484 at March 31, 1995. Net interest income increased primarily due to increased income on securities.

Provision for Loan Losses: The provision for loan losses totaled ($61,571) as of March 31, 1996, compared to a $100,000 accrual as of March 31, 1995. The decrease in the provision in 1996 was primarily due to an impaired loan which was transferred to Other Real Estate Owned. The corresponding provision for this loan was transferred to the valuation allowance for OREO. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $217,988 for the first three months of 1996, up from $185,908 in 1995. Service charges on deposits increased approximately 10.4% in 1996 due to the increase in non-interest bearing demand deposits.

- --------------------------------------------------------------------------------
                                             March 31, 1996    March 31, 1995
(In thousands)
- --------------------------------------------------------------------------------
Service charges on deposit accounts.....        $127,894         $115,812
Gain on sale of OREO ...................             144           25,780
Gain on sale of fixed assets............               0                0
Other income ...........................          89,950           44,316
- --------------------------------------------------------------------------------
    Total ..............................        $217,988         $185,908
- --------------------------------------------------------------------------------

Non-Interest Expense: Non-interest expense amounted to $1,014,279 in 1996, compared to $927,784 in 1995. FDIC assessments decreased significantly in 1996 while professional fees and salaries and wages increased due to normal operating expenditures.

- --------------------------------------------------------------------------------
                                                March 31, 1996    March 31, 1995
(In thousands)
- --------------------------------------------------------------------------------
Salaries and wages ........................     $  465,862        $  409,483
Employee benefits ..........................        55,587            57,292
Occupancy and equipment ....................       173,611           161,243
Stationary and supplies ....................        13,182            16,056
Professional fees ..........................        45,070            26,710
Assessments ................................        10,253            53,748
Other operating ............................       249,653           191,564
Loss on sale of OREO .......................             0                 0
Loss on sale of fixed assets ...............         1,061            11,688
Loss on sale of available-for-sale security.             0                 0
- --------------------------------------------------------------------------------
    Total ..................................    $1,014,279        $  927,784
- --------------------------------------------------------------------------------

ASSET LIABILITY MANAGEMENT

Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During the first three months of 1996, the Company continued to maintain a high level of liquidity. Highly liquid assets consist of cash, deposits placed with banks, Federal funds sold and securities available for sale. At quarter end, the Bank had a liquidity ratio of 23.69%.

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

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest -bearing liabilities as of March 31, 1996. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.


- -------------------------------------------------------------------------------------------------------------------------
                                                 0 - 30    31 - 90     3 - 6     6 - 12     1 - 5      Over 5
(In Thousands)                                    Days      Days       Months    Months     Years      Years      Total
- -------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Fed funds sold ..........................   $ 4,800    $   --     $    --    $    --    $    --   $    --    $  4,800
    Deposit accounts with other banks........       622        --          --         --         --        --         622
    Securities: (3)
        U. S. government agencies............        --     17,495     13,263        500         --        25      31,283
        Municipals ..........................        --        220        410        280         --       391       1,301
        Corporate bonds (6) .................       700         --         --         --         --        --         700
- -------------------------------------------------------------------------------------------------------------------------
    Total securities ........................   $   700    $17,715    $13,673    $   780    $    --   $   416    $ 33,284
- -------------------------------------------------------------------------------------------------------------------------
    Loans: (1)...............................
        Commercial - fixed ..................   $ 2,381    $   501    $ 1,168    $   619    $ 2,625   $   167    $  7,461
        Commercial - variable (2)............    14,589         --         --         --         --        --      14,589
        Real estate - fixed .................        --         --         --        811      1,855       414       3,080
        Real estate - variable...............    20,467         --         --         --         --        --      20,467
        Installment (4) .....................        21         31         31         93      1,182        --       1,358
- -------------------------------------------------------------------------------------------------------------------------
    Total loans .............................   $37,458    $   532    $ 1,199    $ 1,523    $ 5,662   $   581    $ 46,955
- -------------------------------------------------------------------------------------------------------------------------
    Total assets ............................   $43,580    $18,247    $14,872    $ 2,303    $ 5,662   $   997    $ 85,661
- -------------------------------------------------------------------------------------------------------------------------
Source of Funds:
    Deposits:
        Interest-bearing
        demand deposits .....................   $14,616    $    --    $    --    $    --    $    --   $    --    $ 14,616
        Time deposits greater than $100,000..     4,220      5,882      7,338      5,592      1,673        --      24,705
        Time deposits less than $100,000.....     1,033      2,967      2,749      2,365      1,578        --      10,692
        Passbook time deposits - variable ...     7,614         --         --         --         --        --       7,614
        Savings (5) .........................      --        9,704         --         --         --        --       9,704
- -------------------------------------------------------------------------------------------------------------------------
    Total deposits ..........................   $27,483    $18,553    $10,087    $ 7,957    $ 3,251   $    --    $ 67,331
- -------------------------------------------------------------------------------------------------------------------------
    Total liabilities .......................   $27,483    $18,553    $10,087    $ 7,957    $ 3,251   $    --    $ 67,331
- -------------------------------------------------------------------------------------------------------------------------
    Gap .....................................   $16,097    $  (306)   $ 4,785    $(5,654)   $ 2,411   $   997    $ 18,330
- -------------------------------------------------------------------------------------------------------------------------
    Cumulative interest sensitivity gap .....   $16,097    $15,791    $20,576    $14,922    $17,333   $18,330    $ 18,330

- -------------------------------------------------------------------------------------------------------------------------

(1)   Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB stock is not included in the balance.

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse affect on net interest income. As illustrated by the table, the Company maintained a positive gap at March 31, 1996. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1996. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.


BALANCE SHEET ANALYSIS

Cash and Due from Banks: Cash and due from banks for the quarter ended March 31, 1996 was $3,187,008, down 26% from $4,330,351 at December 31, 1995 due to lower cash balance requirements.

Securities: The fair value of available-for-sale securities totaled $12,543,255, compared to $12,926,352 at December 31, 1995. The decrease in available-for-sale securities was primarily due to investments that matured during the year. New securities purchased in the first quarter of 1996 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. As of March 31, 1996, available-for-sale securities made up 37% of the securities portfolio while held-to-maturity securities made up 63% of the portfolio. The majority of the securities are variable at 92% of the securities portfolio and 8% are fixed rate.

The securities portfolio consisted primarily of U.S. government agency securities, municipals and one corporate bond. The amortized cost of held-to-maturity securities totaled $20,840,154 at quarter end compared to $20,351,537 at December 31, 1995.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending March 31,1996 and December 31, 1995:


- --------------------------------------------------------------------------------
 (In thousands)                             March 31, 1996  December 31, 1995
- --------------------------------------------------------------------------------
Available-for-sale:
    U. S. Treasury .........................   $        --   $        --
    U. S. government agencies ..............    11,838,705    12,188,734
    States & political subdivisions ........       605,423       605,656
    Corporate bonds and other ..............        55,350        55,350
                                               -----------   -----------
        Total ..............................   $12,499,478   $12,849,740
                                               ===========   ===========
Held-to-maturity:
    U. S. Treasury .........................   $        --   $        --
    U. S. government agencies ..............    19,444,427    18,252,276
    States & political subdivisions ........       695,386       695,578
    Corporate bonds and other ..............       700,341     1,403,683
                                               -----------   -----------
        Total ..............................   $20,840,154   $20,351,537
                                               ===========   ===========

The following tables show the amortized cost (book value) and maturities of securities at March 31, 1996 and the weighted average yields (1).

- -----------------------------------------------------------------------------------------------------------------
                                               Securities/Maturities - March 31, 1996

                                                     After 1 but          After 5 but
                              Within 1 year        Within 5 Years       Within 10 Years       After 10 Years
                             Amount      Yield     Amount     Yield     Amount     Yield     Amount      Yield
- -----------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U. S. Treasury          $        --      --    $       --     --   $        --     --     $       --      --
    U.S. government
    agencies .............    2,698,722    4.51%    1,683,773   6.88%    7,456,210   6.42%            --      --
    States & political
    subdivisions (2)......      215,043    6.44%           --     --            --     --        390,380   13.50%
    Corporate bonds(2)(3).           --      --            --     --            --     --             --      --
 ----------------------------------------------------------------------------------------------------------------
        Total.............  $ 2,913,765    4.65%  $ 1,683,773   6.88%  $ 7,456,210   6.42%    $  390,380   13.50%
- -----------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U. S. Treasury          $        --      --   $        --     --   $        --     --     $       --      --
    U.S. government
    agencies .............       13,940    7.25%    3,289,037   8.09%   13,880,885   7.53%      2,260,565   7.94%
    States & political
    subdivisions (2)......      695,386    5.07%           --     --            --     --              --     --
    Corporate bond(2).....      700,341    4.64%           --     --            --     --              --     --
- -----------------------------------------------------------------------------------------------------------------
        Total ............  $ 1,409,667    4.88%  $ 3,289,037   8.09%  $13,880,885   7.53%    $ 2,260,565   7.94%
- -----------------------------------------------------------------------------------------------------------------

(1) Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve Stock not included in balance.


Loan Composition: The loan portfolio totaled $46,203,297 at March 31, 1996 compared to $46,519,819 at December 31, 1995. There was a slight shift from commercial loans to real estate construction and real estate mortgage loans. Total gross loans decreased less than 1% in the first three months of 1996.
Consumer loans continue to decline due to recessionary influences and competition. The composition of the Bank's loan portfolio is as follows:

- --------------------------------------------------------------------------------
                                           Percentage                 Percentage
                                March 31,   of Total    December 31,   of Total
                                  1996       Loans         1995          Loans
- --------------------------------------------------------------------------------
Commercial, financial and
agricultural................  $22,052,682     46.08%    $22,755,013       47.30%
Real Estate - construction..    9,751,240     20.38%      9,175,475       19.10%
Real Estate - mortgage......   14,104,579     29.48%     14,090,502       29.30%
Installment loans to
individuals.................    1,944,843      4.06%      2,073,749        4.30%
- --------------------------------------------------------------------------------
                              $47,853,344    100.00%    $48,094,739      100.00%
Unearned discount ..........      (75,816)                  (80,189)
Allowance for possible
loan losses.................   (1,188,429)               (1,219,304)
Deferred loan fees .........     (290,512)                 (275,427)
Deferred profit on OREO
Sales(2)....................      (95,290)                        -
- --------------------------------------------------------------------------------
    Loans, net .............  $46,203,297               $46,519,819
- --------------------------------------------------------------------------------
(1)  There were no lease financing or foreign loans
(2) Audited financial statements for December 31, 1995 do not include Deferred profit on OREO sales due to not being material in amount.

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 50% of the Bank's loans are for real estate and construction and approximately 46% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

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


Allowance for Loan Losses: The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,188,429 or 2.48% of total gross loans at March 31,1996 compared to $1,219,304 or 2.54% of total gross loans at December 31, 1995. The increase in the allowance in 1995 was primarily a response to the current state of the dairy industry which had somewhat deteriorated. One dairy loan in particular accounts for a significant portion of the allowance for loan losses.

The provision for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this provision to be quite manageable. Of particular importance is the three year trend of decreasing net charged off loans which reflects strong management of the loan portfolio. Loans totaling $8,664 were charged off during the period and $39,360 was collected in recoveries. Loans charged off totaled $112,366 as of December 31, 1995 and $108,234 was collected in recoveries.

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including nonaccrual loans and troubled debt restructuring) at March 31, 1996 were $8,132,937. At December 31, 1995 total loans classified for regulatory purposes was $9,189,084. Of the total classified, none of the loans were classified as doubtful at the end of March 31, 1996 or December 31, 1995. Management is not aware of any other material credit which there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.

Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.


- ------------------------------------------------------------------ -------------
                                         March 31, 1996      December 31, 1995
- ------------------------------------------------------------------ -------------
Non-accrual loans: (1)
    Commercial loans ..............      $   612,909          $ 1,200,342
    Real estate loans .............          257,975              494,214
    Consumer loans ................               --                   --
- --------------------------------------------------------------------------------
        Total non-accrual loans ...      $   870,884          $ 1,694,556
- --------------------------------------------------------------------------------
Loans past due 90 days or more
still accruing interest............      $        --          $       --
- --------------------------------------------------------------------------------
Troubled debt restructuring .......      $ 1,141,895          $ 1,146,080
- --------------------------------------------------------------------------------
(1)   Principal balance only


Non-accrual loans at quarter end amounted to $870,884, down from $1,694,556 at December 31, 1995. One large agricultural/commercial loan makes up the major portion of the non-accrual loans. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for year to date 1996 and December 31, 1995 was $28,550 and $115,869, respectively. There was no interest income included in net income for the period for non-accrual loans. There were no loans past due 90 days or more which were still accruing interest.

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

A troubled debt restructuring occurs when the Bank for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,143,561 at March 31, 1996 and $1,147,775 at December 31, 1995. All
restructured loans were current as to principal and interest.

FUNDING SOURCES

Deposits: Total deposits amounted to $81,208,093 as of March 31, 1996 compared to $84,839,377 at December 31, 1995 a decrease of 4.3 %. The decrease between December 31, 1995 and March 31, 1996 was primarily due to falling deposit rates in the savings category. The Bank currently has a savings product which is tied to the prime rate. As the prime rate decreases, as it has in the last several months, deposits are redistributed to time deposits or move out of the bank. Historically, the Bank retains 90% or more of its deposits.

Non-interest bearing demand deposits averaged approximately $13,328,474 at March 31, 1996 and $12,786,000 at December 31, 1995. Interest bearing deposits averaged approximately $69,352,951 at quarter end and $68,793,000 at year end December 31, 1995.

- --------------------------------------------------------------------------------
                                      March 31, 1996         December 31, 1995
- --------------------------------------------------------------------------------
                                    Average     Average     Average    Average
                                    Balance      Rate       Balance     Rate
- --------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts......  $14,231,276    1.69%   $14,368,972    2.12%
         Savings ...............   19,025,823    3.71%    21,271,869    3.91%
         Time deposits (1)......   36,095,852    3.72%    33,152,076    5.59%
Non-interest bearing deposits...   13,328,474             12,786,029
- --------------------------------------------------------------------------------
(1) Included at March 31, 1996 are $24,704,967 in time certificates of $100,000 or more, of which $10,101,542 matures in 3 months or less, $7,338,257 matures in 3 to 6 months, $5,592,111 matures in 6 to 12 months, and $1,673,057 matures in more than 12 months.

Other Borrowings: There were no other borrowings as of March 31, 1996 or December 31, 1995.

Capital: Retained earnings from operations has been the primary source of new capital for the Company. As of March 31, 1996 stockholders' equity was $10,073,184, compared to $9,771,029 at year-end 1995. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and

Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At March 31, 1996, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at March 31, 1996 and December 31, 1995 and 1994 were as follows:

- --------------------------------------------------------------------------------
                                  Minimum    March 31, December 31, December 31,
                                              1996         1995         1994
- --------------------------------------------------------------------------------
Risk Based Capital Ratio .......   8.00%      18.95%      18.14%      15.47%
Tier I Ratio ...................   4.00%      17.69%      16.88%      14.49%
Leverage Ratio .................   3.00%      10.52%      10.02%       9.92%
- --------------------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - None other than in the ordinary course of business.

Item 2 - Change in securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information - No Change.

Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits

                  Registrant's Articles of Incorporation and Bylaws are furnished by way of incorporation by reference to Exhibit 3 to registrant's registration statement on Form S-14, as filed under the Securities Act of 1933 on September 10, 1982 and declared effective on October 8, 1982.

                  Plan of Reorganization and Agreement of Merger is furnished by reference to registrant's Form S-14 as filed under the Securities Act of 1933 on September 10, 1982 and effective on October 8, 1982.

         b)       Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the period ending March 31, 1996

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DELTA NATIONAL BANCORP
                                         (Registrant)




DATE:       May 5, 1996                     /s/ Andrew Rossi
                                            Andrew Rossi
                                            President/Chief Executive Officer
                                            Director
                                            (Principal Executive Officer)



DATE:       May 5, 1996                     /s/ Warren E. Wegge
                                            Warren E. Wegge
                                            Executive Vice President
                                            (Principal Financial Officer)




DATE:       May 5, 1996                     /s/ Toinette Rossi
                                            Toinette Rossi
                                            Vice President and Manager
                                            Director