Form 10-Q
period 1996-06-30
DELTA NATIONAL BANCORP
filed 1996-08-02
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended JUNE 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

Common Stock, no par value - 376,782 shares.

DELTA NATIONAL BANCORP
FORM 10-Q CROSS REFERENCE INDEX


- --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page
- --------------------------------------------------------------------------------

Item 1.      Financial Statements

             Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                  3

             Consolidated Statements of Income -
                      Three months ended June 30, 1996 and six months
                      ended June 30, 1996                                  4
                      Three months ended June 30, 1995 and six months
                      ended June 30, 1995                                  5

             Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1996 and 1995              6

             Notes to Consolidated Financial Statements                    8

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        16



- --------------------------------------------------------------------------------
PART II. OTHER INFORMATION                                               Page
- --------------------------------------------------------------------------------

Item 1.      Legal Proceedings                                            25

Item 2.      Changes in Securities                                        25

Item 3.      Defaults Upon Senior Securities                              25

Item 4.      Submission of Matters to a Vote of Security Holders          25

Item 5.      Other Information                                            26

Item 6.      Exhibits and Reports on Form 8-K                             26

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                    Unaudited

                                                           June 30,    Dec. 31,
                                                             1996        1995
ASSETS

Cash and due from banks ...............................    $  3,646     $  4,330
Federal funds sold ....................................       4,700        7,600
                                                           --------     --------
   Total cash and cash equivalents(notes A10 and B)....       8,346       11,930

Interest bearing deposits in banks ....................         661           51

Securities available for sale (notes A3 and C) ........      12,101       12,926
Securities held to maturity (notes A2 and C) ..........      18,603       20,351
                                                           --------     --------
                                                             30,704       33,277

Loans, net (notes A4, A5 and D) .......................      48,067       46,520
Property and equipment (note A6) ......................       1,658        1,343
Interest receivable, other assets and other
real estate owned (notes A7 and F) ....................       2,448        1,803
                                                           --------     --------

TOTAL ASSETS ..........................................    $ 91,884     $ 94,924
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing ..............................      13,557       15,980
    Interest bearing ..................................      68,107       68,859
                                                           --------     --------
        Total deposits ................................      81,664       84,839

Accrued interest/other liabilities ....................         268          314

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares .........       3,532        3,532
    Retained earnings .................................       6,445        6,194
    Net unrealized appreciation (depreciation) on
      securities available-for-sale, net of tax of
      ($17,564) and $31,827 at June 30, 1996
      and December 31, 1995, respectively .............         (25)          45
                                                           --------     --------

        Total stockholders' equity ....................       9,952        9,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............    $ 91,884     $ 94,924
                                                           ========     ========

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited
                                                           3 Months     6 Months
                                                            Ending       Ending
                                                            June 30,    June 30,
                                                              1996        1996
                                                           ---------    --------
Interest income:
    Interest and fees on loans .......................       $1,450       $2,834
    Securities available-for-sale ....................          188          382
    Securities held-to-maturity ......................          260          614
    Interest-bearing deposits in banks ...............            3            4
    Federal funds sold ...............................           65          134

                                                             ------       ------
        Total interest income ........................        1,966        3,968

Interest expense on deposits .........................          677        1,401
                                                             ------       ------

        Net interest income ..........................        1,289        2,567

Provision for loan losses ............................          211          211
                                                             ------       ------

        Net interest income after provision
         for possible loan losses ....................        1,078        2,356

Other income
    Service charges on deposits ......................          127          255
    Other income .....................................          160          250
                                                             ------       ------

                                                                287          505
                                                             ------       ------

Other expenses
    Salaries, wages and employee benefits ............          486        1,007
    Occupancy and equipment ..........................          160          328
    Other operating expenses .........................          390          654
                                                             ------       ------

                                                              1,036        1,989
                                                             ------       ------

        Earning before income taxes ..................          329          872

Income taxes (note A8) ...............................          135          357
                                                             ------       ------

        NET EARNINGS .................................       $  194       $  515
                                                             ======       ======

Net earnings per share (note A9) .....................       $  .52       $ 1.37
                                                             ======       ======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited

                                                           3 MONTHS     6 MONTHS
                                                              END         END
                                                            June 30,    June 30,
                                                              1995        1995
Interest income:
    Interest and fees on loans .......................       $1,369       $2,750
    Securities available-for-sale ....................          260          551
    Securities held-to-maturity ......................          219          351
    Interest-bearing deposits in banks ...............            0            0
    Federal funds sold ...............................           84          133

                                                             -------     -------
        Total interest income ........................        1,932        3,785

Interest expense on deposits .........................          760        1,437
                                                             -------     -------

        Net interest income ..........................        1,172        2,348

Provision for loan loss ..............................           99          199
                                                             -------     -------

        Net interest income after provision
         for possible loan losses ....................        1,073        2,149

Other income
    Service charges on deposits ......................          117          233
    Other income .....................................           46          116
                                                             -------     -------

                                                                163          349
                                                             -------     -------

Other expenses
    Salaries, wages and employee benefits ............          418          885
    Occupancy and equipment ..........................          160          315
    Other operating expenses .........................          256          562
                                                             -------     -------

                                                                834        1,762
                                                             -------     -------

        Earning before income taxes ..................          402          736

Income taxes (note A8) ...............................          155          280
                                                             -------     -------

        NET EARNINGS .................................       $  247       $  456
                                                             =======     =======

Net earnings per share (note A9) .....................       $  .66       $ 1.21
                                                             =======     =======

          The accompanying notes are an integral part ofthis statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                    Unaudited

                                                        6 MONTHS ENDING JUNE 30,
                                                             1996         1995
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings .......................................     $   515      $   456
    Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................           0           16
        (Gain)/Loss on sale of OREO ..................           0          (26)
        Provision for possible loan losses ...........         211          199
        Provision for OREO ...........................         113           38
        Provision for depreciation and ...............         289          249
        amortization
        Decrease (increase) in interest
        receivable and other assets...................        (421)        (671)

        Increase (decrease) in interest payable
         and other liabilities .......................        (159)          88
                                                           -------      -------

           Net cash provided by operating activities..         548          349

                                                           -------      -------

Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................         697        4,970
  Proceeds from maturities of securities
    held-to-maturity .................................       3,549        1,583
  Purchase of securities available-for-sale ..........           0            0
  Purchase of securities held-to-maturity ............      (1,983)      (6,169)
  Net (increase) decrease in loans ...................      (1,758)         957
  Purchase of property and equipment .................        (419)         (55)
  Purchase/additions to OREO .........................        (175)         (34)
  Proceeds from sale of property and equipment .......           7           10
  Proceeds from sale of OREO .........................           0          497
  Net (Inc.) dec. Int. Bearing Deposits Other Inst....        (610)           0
                                                             -------    -------

           Net cash (used in) provided by
           investing activities ......................        (692)       1,759
                                                           -------      -------





         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                    Unaudited


                                                        6 MONTHS ENDING JUNE 30,
                                                             1996         1995
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......      (3,669)       3,513
  Net (decrease) increase in time deposits ...........         493       (3,031)
  Cash dividends .....................................        (264)        (264)
                                                          --------     --------

           Net  cash provided by financing
           activities ................................      (3,440)         218
                                                          --------     --------

Net  increase (decrease) in cash and
cash equivalents .....................................      (3,584)       2,326

Cash and cash equivalents at beginning of period .....      11,930        6,149
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $  8,346     $  8,475
                                                          ========     ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest                                              1,190        1,253
       Income Taxes                                            557          645



Noncash investing and financing activities:

     The Bank recognized a decrease of $119,016 in the fair value of its available-for-sale securities in the first six months of 1996 and an increase of $730,537 in the fair value of its available-for-sale securities for the year ended December 31, 1995.




         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE A - Summary of Accounting Policies

Delta National Bancorp (the Company) was incorporated under the laws of the State of California on December 21, 1981, for the purpose of serving as a bank holding company under the Bank Holding Company Act of 1956. The Company's wholly owned subsidiary, Delta National Bank (the Bank), operates as a commercial bank in the cities of Manteca, Riverbank, Denair and Modesto, California. The Company's headquarters are located at the Manteca Branch at 611 North Main Street, Manteca, California. Through its branches the Bank provides traditional commercial banking services to individuals and small and medium-sized businesses located in the California Central Valley.

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

There have been no material changes in Delta National Bancorp's significant accounting policies during the six months ended June 30, 1996. Management has presented, for comparison purposes its unaudited consolidated balance sheet as of June 30, 1996, its unaudited consolidated statements of earning for three months and six months ending June 30, 1996, and 1995 and cash flows for the six months ended June 30, 1996, and 1995. The financial statements contain, in the opinion of management, all necessary normal recurring adjustments and are not intended to be indicative of results that can be expected for a full year.

1.     Consolidation

The consolidated financial statements of the Company include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated.

2.     Securities held-to-maturity

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income over the period to maturity.

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

                                  JUNE 30, 1996


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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



7.     Foreclosed assets

Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost, or (2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of foreclosed real estate was $622,640 for the period ending June 30, 1996, and $560,600 for the period ending December 31, 1995.

Other assets repossessed by the Bank are initially recorded at fair value at the date of repossession, establishing a new cost basis. Valuations are periodically performed by management and the asset is carried at the lower of (1) cost, or
(2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of other repossessed assets was $292,360 for the period ending June 30, 1996. There were no other repossessed assets as of December 31, 1995.


8.     Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

9.     Earnings per share

Earnings per share amounts are computed on the basis of the weighted average number of share outstanding during each year. The weighted average number of shares outstanding for June 30, 1996, and December 31, 1995, was 376,782.

10.    Cash and cash equivalents

For the purposes of the statement of cash flow, the Bank considers due from banks and federal funds sold for one-day periods to be cash equivalents.


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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE C - SECURITIES

Effective  December 31, 1993,  the Bank  adopted SFAS No. 115,  "Accounting  for
Certain Investments in Debt and Equity Securities." These securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale and trading securities are measured at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

Amortized cost (book values) and estimated fair value of investment securities for June 30, 1996, and December 31, 1995, are as follows:

- ------------------------------------------------------------------------------------------------------------
                                             June 30, 1996                     December 31, 1995
                                                Gross                                Gross
                                              Unrealized  Estimated               Unrealized    Estimated
                                   Amortized     Gains      Fair     Amortized       Gains        Fair
                                     Cost      (Losses)     Value      Cost        (Losses)       Value
- ------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. treasury securities .......   $     0    $     0    $     0   $      0      $     0      $     0
  Obligations of other U.S.
    government agencies ..........    11,483       (159)    11,324     12,189          (66)      12,123
  Obligations of state and
    political subdivisions .......       605        117        722        606          142          748
  Corporate bonds and other ......        55          0         55         55            0           55
                                     -------    -------    -------    -------      -------      -------


 Total ...........................   $12,143    $   (42)   $12,101    $12,850      $    76      $12,926
                                     =======    =======    =======    =======      =======      =======

Held-to-maturity securities:
  U.S. treasury securities .......  $      0    $     0    $     0    $      0     $     0      $     0
   Obligations of other U.S.
    government agencies ..........    18,128         91     18,219      18,252         142       18,394
  Obligations of state and
    political subdivisions .......       475         (1)       474         696          (2)         694
  Corporate bonds and other ......         0          0          0       1,404          (8)       1,396
                                     -------    -------    -------     -------     -------      -------

Total ............................  $ 18,603    $    90    $18,693    $ 20,352     $    132     $20,484
                                     =======    =======    =======    ========     ========     =======
- ------------------------------------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE D - LOANS

The composition of the Bank's loan portfolio at June 30, 1996, and December 31, 1995, is as follows:

- --------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       1996            1995
- --------------------------------------------------------------------------------
 Commercial, financial and agricultural .......   $22,321,928       $22,755,013
 Real estate - construction ...................    11,384,484         9,175,475
 Real estate - mortgage .......................    13,998,400        14,090,502
 Installment loans to individuals .............     1,865,391         2,073,749
                                                  -----------       -----------
                                                   49,570,203        48,094,739

     Unearned discount ........................       (68,264)          (80,189)
     Allowance for loan losses ................    (1,064,144)       (1,219,304)
     Deferred loan fees .......................      (275,994)         (275,427)
     Deferred profit on OREO sales (1) ........       (95,115)
                                                  -----------       -----------
         Loans, net ............................  $48,066,686       $46,519,819
                                                  ===========       ===========

- --------------------------------------------------------------------------------
(1) Audited financial statements for December 31, 1995, do not include Deferred profit on OREO sales due to not being material in amount.

The following table summarizes the changes in the allowance for loan losses for the periods ending June 30, 1996, and December 31, 1995:

   -----------------------------------------------------------------------------
                                                      June 30,     December 31,
                                                        1996           1995
   -----------------------------------------------------------------------------
Balance at January 1 ...........................     $1,219,304     $   599,422
Charge Offs:
    Commercial, financial and agricultural .....       (348,605)
    Real Estate - construction .................        (61,638)
    Real Estate - mortgage......................
    Installment loans to individuals ...........        (21,915)       (112,366)
                                                     ----------     -----------
        Total Charge Offs ......................       (432,158)       (112,366)
                                                     ----------     -----------
Recoveries:
    Commercial, financial and agricultural .....                          1,390
    Real Estate - construction .................         40,545          80,425
    Real Estate - mortgage .....................          1,200           2,200
    Installment loans to individuals ...........         24,687          24,219
                                                     ----------     -----------
        Total Recoveries .......................         66,432         108,234
                                                     ----------     -----------
Net charge offs ................................       (365,726)         (4,132)
Additions charged to operations ................        210,566         624,014
                                                     ----------     -----------
                                                     $1,064,144     $ 1,219,304
                                                     ==========     ===========

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

Impaired Loans: In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 entitled "Accounting by Creditors for Impairment of a Loan." This statement, which became effective January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted and implemented SFAS No. 114 as of January 1, 1995.

The carrying value of impaired loans totaled $1,395,724 at June 30, 1996, of which $1,137,749 is the result of a troubled debt restructuring. There was no allowance relating to these loans as of June 30, 1996, due to the fair value of the collateral exceeding the carrying value of the impaired loans. Total cash collected on impaired loans for the first six months of 1996 approximated $661,360 of which $596,481 was credited to the principal balance outstanding, and the remainder was recognized as interest income. As of June 30, 1996, an impaired loan in the amount of $236,238 was transferred to OREO of which $61,638 was charged off and $174,600 booked as OREO. Another large commercial-agricultural loan in the amount of $612,909 was transferred to other repossessed assets of which $299,909 was charged off and $313,000 transferred.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amounts due according to the contractual terms include both principal and interest. The Company has determined that the definition of impaired loans will include any loans placed on nonaccrual status and any loans that have had a modification of terms under troubled debt restructuring. Loans in the amount of $300,000 or more will be evaluated individually. Large groups of smaller-balance homogenous loans, under $300,000, will be evaluated on a composite basis using historical data, such as average recovery period and average amount recovered, along with a composite rate of interest as a means of measuring for impairment. Loans that are not evaluated individually will be grouped together by similar risk characteristics. The following categories will be grouped together: Agricultural, Commercial, RE Construction, Residential RE, Consumer, and Commercial RE loans.

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

- --------------------------------------------------------------------------------
                          June 30,1996                   December 31, 1995
- --------------------------------------------------------------------------------
Principal amount of                         Principal amount of
impaired loans .......... $1,395,009        impaired loans .......... $2,840,637
Accrued Interest ........        514        Accrued Interest.........        267
Deferred loan costs .....        201        Deferred loan costs......      1,408
                          ----------                                  ----------
                           1,395,724                                   2,842,312
Less valuation allowance.          0        Less valuation allowance.    334,981
                          ----------                                  ----------
Total carrying value .... $1,395,724        Total carrying value .... $2,507,331
                          ==========                                  ==========

Valuation allowance at                      Valuation allowance at
beginning of period ..... $  334,981        beginning of period ..... $        0
Net charges to operations                   Net charges to operations
for impairment ..........     26,565        for impairment ..........    334,981
Direct write-downs ......    361,546        Direct write-down .......          0
Recoveries ..............          0        Recoveries ..............          0
                          ----------                                  ----------
Valuation allowance at                       Valuation allowance at
end of period ........... $        0         end of period .......... $  334,981
                          ==========                                  ==========
- --------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



NOTE E - RELATED PARTY TRANSACTIONS

The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. The following sets forth information for all directors and officers (and their families) who had loans with the bank, or who were otherwise indebted to the Bank in an amount in excess of $60,000.

In 1991 the Bank extended credit to Valerie Salas, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $16,595. As of June 30, 1996, the principal balance owing was $6,180. This loan is unsecured and bears interest at a fixed rate of 13%. This loan matures on April 23, 1997.

In 1995, the Bank funded an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. On June 30, 1996, there was no principal balance owing. This line of credit bears interest at the Bank's reference rate plus 2.5% and is scheduled to mature November 1, 1996.



NOTE F - FORECLOSED ASSETS

Foreclosed real estate owned includes real estate acquired through foreclosure, or by obtaining a deed in lieu of foreclosure. Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Total foreclosed real estate (before the valuation allowance) was $1,030,767 at June 30, 1996, this consisted of four properties, three of which represented bare land. The fourth property is a condominium complex consisting of eight units that were completed and placed in service as rental units by the Bank. The valuation allowance at June 30, 1996, totaled $408,127.


- --------------------------------------------------------------------------------
                                       June 30, 1996       December 31, 1995
- --------------------------------------------------------------------------------
Real estate owned:
    Foreclosed assets ...............  $ 1,030,767           $  856,167
    Less valuation allowance ........      408,127              295,567
- --------------------------------------------------------------------------------
        OREO, net ...................  $   622,640           $  560,600
- --------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


Changes in the valuation allowance for foreclosed real estate for the periods ending June 30, 1996, and December 31, 1995, are as follows:


- --------------------------------------------------------------------------------

                                            June 30, 1996   December 31, 1995
- --------------------------------------------------------------------------------

Balance at January 1, ...............      $     295,567      $     257,644

Provision charged to operations .....            112,560             37,923

Charge-offs, net of recoveries ......                  0                  0
- --------------------------------------------------------------------------------
Balance at end of period ............      $     408,127      $     295,567
- --------------------------------------------------------------------------------


Other repossessed assets acquired by the Bank include all assets except real estate. As with other real estate owned, assets acquired by repossession are initially recorded at fair value at the date of repossession establishing a new cost basis. After repossession, valuations are periodically performed and the asset is carried at the lower of (1) cost or (2) fair market value minus the estimated costs to sell. Total other repossessed assets (before the valuation allowance) was $292,360. This consisted of cattle used in dairy production. The Bank has been managing the dairy production since foreclosure. As cattle are sold at auction, the asset is reduced and a corresponding gain or loss is recorded. The original amount taken into other repossessed assets was $313,000 and no valuation allowance has been made to date. The corresponding loss on cattle sold at auction amounted to $6,601 as of June 30, 1996.

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

At June 30, 1996, the Company's total assets were $91,883,600, net loans amounted to $48,066,686, stockholders' equity was $9,952,497 and the allowance for loan losses was $1,064,144. This compares to total assets of $94,924,333, net loans of $46,519,819, stockholders' equity of $9,771,029 and allowance for loan losses of $1,219,304 at December 31, 1995.

Net income for the first six months of 1996 amounted to $514,839 or $1.37 per share, as compared with $456,332 or $1.21 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on securities as well as commercial and real estate loans. Net non-interest income also increased in the first half of 1996, compared to 1995.

The carrying value of nonaccrual loans at quarter end amounted to $257,976, down from $1,694,556 at December 31, 1995. Nonaccrual loans consists of one small real estate loan. At June 30, 1996, other real estate owned ("OREO") (net of the valuation allowance) totaled $622,640 compared with OREO of $560,600 at December 31, 1995. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,137,749 at June 30, 1996, which consisted of one real estate loan compared to $l,147,775 at December 31, 1995.

There was an increase in the provision for loan losses of $210,566 compared to a $199,000 accrual for the same period in 1995. Net charge-offs increased for the first six months in 1996 over the previous year. Net loans charged off amounted to $365,726 for the first six months of 1996 versus a net recovery of $3,097 for the same period in 1995.

Net interest income was $2,567,210 at June 30, 1996, compared to $2,347,530 for June 30, 1995. Net interest income increased due to increased interest income on securities as well as commercial and real estate loans. Interest expense decreased 2.4% due to decreased rates on deposits.

Non-interest income amounted to $505,669 as of June 30, 1996, compared to $349,713 for June 30,1995. Income related to service charges on deposits increased $22,067 while an increase in other income was attributed to income on other real estate owned and other repossessed assets as well as an increase in mortgage department fee income. Total non-interest income increased 44.6% over the same period in 1995.

Operating expenses amounted to $1,988,489 in the first half of 1996, compared to $1,762,900 in the first half of 1995 which represents a 12.8% increase. FDIC assessments decreased significantly in 1996 while professional fees and salaries and wages increased due to normal operating expenditures. Other operating expenses increased due to additions made to the valuation allowance for other real estate owned and expenses for other repossessed assets that were not made in 1995.


EARNINGS PERFORMANCE


Net Income: Net income for the first six months of 1996 amounted to $514,839 or $1.37 per share, as compared with $456,332 or $1.21 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on securities as well as commercial and real estate loans. Interest on government securities increased 16.0% while commercial and real estate interest income increased by 5.2% and 4.6%, respectively. Total net income increased 12.8% over the same period in 1995. There were no significant changes to information presented for the three months ending June 30, 1996, and 1995 that has not been discussed elsewhere in this report.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income increased 9.4% to $2,567,210 for the quarter ending June 30, 1996, compared to $2,347,530 at June 30, 1995. Net interest income increased primarily due to increased income on securities and commercial and real estate loans.

Provision for Loan Losses: The provision for loan losses totaled $210,566 as of June 30, 1996, compared to a $199,000 accrual as of June 30, 1995. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $505,669 for the first six months of 1996, up from $349,713 in 1995. Service charges on deposits increased approximately 9.5% in 1996 due to the increase in demand deposits. Total non-interest income increased 44.6% over the same period in 1995 which was due to increased income on other real estate owned and other repossessed assets as well as an increase in mortgage department fee income.


- --------------------------------------------------------------------------------
                                                             June 30,   June 30,
(In thousands)                                                 1996       1995
- --------------------------------------------------------------------------------
Service charges on deposit accounts ......................   $255,146   $233,079
Mortgage department fees .................................     58,796      1,300
Other real estate owned (OREO) ...........................     32,285      6,067
Other repossessed assets .................................     74,693       --
Gain on sale of OREO .....................................        319     25,965
Gain on sale of fixed assets .............................       --         --
Other income .............................................     84,430     83,302
- --------------------------------------------------------------------------------
    Total ................................................   $505,669   $349,713
- --------------------------------------------------------------------------------

Non-Interest Expense: Non-interest expense amounted to $1,988,489 in 1996, compared to $1,762,900 in 1995. FDIC assessments decreased 81% in 1996 due to reduced BIF assessments. Professional fees increased 43% due to legal expenses incurred in 1996 and not made in 1995. Salaries and wages increased due to normal operating expenditures. Total operating expenses increased 12.8% over the same period in 1995. Other operating expenses increased due to additions made to the valuation allowance for other real estate owned and expenses for other repossessed assets that were not made in 1995.


- --------------------------------------------------------------------------------
                                                           June 30,     June 30,
(In thousands)                                               1996         1995
- --------------------------------------------------------------------------------
Salaries and wages ...................................   $  891,701      783,228
Employee benefits ....................................      115,179      102,026
Occupancy and equipment ..............................      340,230      327,306
Stationary and supplies ..............................       19,928       27,579
Professional fees ....................................       83,891       58,719
Assessments ..........................................       20,167      107,496
Other operating ......................................      337,424      288,116
Writedown of OREO ....................................      112,560       37,923
OREO expenses ........................................       10,954       14,726
Other repossessed assets expenses ....................       49,505         --
Loss on sale of other repossessed assets .............        6,601         --
Loss on sale of OREO .................................         --           --
Loss on sale of fixed assets .........................          349       15,781
Loss on sale of available-for-sale security ..........         --           --
- --------------------------------------------------------------------------------
    Total ............................................   $1,988,489   $1,762,900
- --------------------------------------------------------------------------------


ASSET LIABILITY MANAGEMENT

Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During the first three months of 1996, the Company continued to maintain a high level of liquidity. Highly liquid assets consist of cash, deposits placed with banks, Federal funds sold and securities available for sale. At quarter end, the Bank had a liquidity ratio of 24.30%.

Interest Rate Sensitivity Management: The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings' objectives and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies that attempt to limit the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest -bearing liabilities as of June 30, 1996. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                 0 - 30      31 - 90      3 - 6       6 - 12       1 - 5          5
(In Thousands)                                    Days       Days         Months      Months       Years        Years        Total
- ------------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Fed funds sold .........................    $  4,700     $   --      $   --       $   --       $   --      $   --       $  4,700
    Deposit accounts with other banks.......         661         --          --           --           --          --            661
    Securities: (3)
        U. S. government agencies...........        --         17,047      12,540         --           --            24       29,611
        Municipals .........................         185          225         280         --           --           390        1,080
        Corporate bonds (6) ................        --           --          --           --           --          --           --
- ------------------------------------------------------------------------------------------------------------------------------------
     Total securities .......................   $    185     $ 17,272    $ 12,820     $   --       $   --      $    414     $ 30,691
- ------------------------------------------------------------------------------------------------------------------------------------
    Loans: (1)
        Commercial - fixed .................         811        1,173         411        3,444        1,803         174        7,816
        Commercial - variable (2)...........      13,118         --          --           --           --          --         13,118
        Real estate - fixed ................         395            1         152        2,122        2,926         768        6,364
        Real estate - variable..............      19,417         --          --           --           --          --         19,417
        Installment (4) ....................           6           18          25          123        1,113        --          1,285
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans ............................    $ 33,747     $  1,192         588     $  5,689     $  5,842    $    942     $ 48,000
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets ...........................    $ 39,293     $ 18,464    $ 13,408     $  5,689     $  5,842    $  1,356     $ 84,052
- ------------------------------------------------------------------------------------------------------------------------------------
Source of Funds:
    Deposits:
        Interest-bearing
        demand deposits ....................      13,926         --          --           --           --          --         13,926
        Time deposits greater than $100,000.       3,504        6,819       6,787        4,047        1,255        --         22,412
        Time deposits less than $100,000....       1,483        1,741       3,837        5,612        1,015        --         13,688
        Passbook time deposits - variable ..       6,878         --          --           --           --          --          6,878
        Savings (5) ........................        --          9,533        --           --           --          --          9,533
- ------------------------------------------------------------------------------------------------------------------------------------
    Total deposits .........................    $ 25,791     $ 18,093    $ 10,624     $  9,659     $  2,270    $   --       $ 66,437
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities ......................    $ 25,791     $ 18,093    $ 10,624     $  9,659     $  2,270    $   --       $ 66,437
- ------------------------------------------------------------------------------------------------------------------------------------
    Gap ....................................    $ 13,502     $    371    $  2,784     $ (3,970)    $  3,572    $  1,356     $ 17,615
- ------------------------------------------------------------------------------------------------------------------------------------
    Cumulative interest sensitivity gap ....    $ 13,502     $ 13,873    $ 16,657     $ 12,687     $ 16,259    $ 17,615     $ 17,615
- ------------------------------------------------------------------------------------------------------------------------------------

(1)    Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB stock is not included in the balance.

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse effect on net interest income. As illustrated by the table, the Company maintained a positive gap at June 30, 1996. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1996. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.

BALANCE SHEET ANALYSIS


Cash and Due from Banks: Cash and due from banks for the quarter ended June 30, 1996, was $3,646,004, down 15.8% from $4,330,351 at December 31, 1995, due to normal operations.


Securities: The fair value of available-for-sale securities totaled $12,101,010, compared to $12,926,352 at December 31, 1995. The decrease in available-for-sale securities was primarily due to investments that matured during the year. New securities purchased in the first half of 1996 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. As of June 30, 1996, available-for-sale securities made up 39% of the securities portfolio while held-to-maturity securities made up 61% of the portfolio. The majority of the securities are variable at 95% of the securities portfolio and 5% are fixed rate.

The securities portfolio consisted primarily of U.S. government agency securities and five municipal bonds. The amortized cost of held-to-maturity securities totaled $18,603,053 at quarter end compared to $20,351,537 at December 31, 1995.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending June 30,1996 and December 31, 1995:



- --------------------------------------------------------------------------------

(In thousands)                                 June 30,        December 31,
                                                1996               1995
- --------------------------------------------------------------------------------

Available-for-sale:

    U. S. Treasury .........................   $        --   $        --

    U. S. government agencies ..............    11,482,879    12,188,734

    States & political subdivisions ........       605,186       605,656

    Corporate bonds and other ..............        55,350        55,350
                                               -----------   -----------

        Total ..............................   $12,143,415   $12,849,740
                                               ===========   ===========


Held-to-maturity:

    U. S. Treasury .........................   $        --   $        --

    U. S. government agencies ..............    18,127,859    18,252,276

    States & political subdivisions ........       475,194       695,578

    Corporate bonds and other ..............            --     1,403,683
                                                -----------   ----------

        Total ..............................   $18,603,053   $20,351,537
                                               ===========   ===========
- --------------------------------------------------------------------------------

The following tables show the amortized cost (book value) and maturities of securities at June 30, 1996, and the weighted average yields (1).

- -----------------------------------------------------------------------------------------------------------------
                                                Securities/Maturities - June 30, 1996
                           --------------------------------------------------------------------------------------
                                                     After 1 but          After 5 but
                              Within 1 year        Within 5 Years       Within 10 Years       After 10 Years
                           --------------------------------------------------------------------------------------
                             Amount    Yield     Amount     Yield     Amount     Yield     Amount      Yield
- -----------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U. S. Treasury ....... $       --    --    $       --     --    $        --     --    $        --       --
    U.S. government
    agencies .............  2,871,844  4.82%    1,262,542   6.58%     7,348,493   6.74%            --       --
    States & political
    subdivisions (2)......    215,000  6.44%           --     --             --     --        390,186    13.50%
    Corporate bonds(2)(3).         --    --            --     --             --     --             --       --
- -----------------------------------------------------------------------------------------------------------------
        Total ............ $3,086,844  4.93%   $1,262,542   6.58%   $ 7,348,493   6.74%   $   390,186    13.50%
- -----------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U. S. Treasury....... $        --    --    $       --     --    $        --     --    $        --       --
    U.S. government
    agencies ............      56,769  8.11%    3,129,930   7.86%    13,255,186   7.66%     1,685,974     5.47%
    States & political
    subdivisions (2).....     475,194  5.06%           --     --             --     --             --       --
   subdivisions (2)......
   Corporate bonds(2)....          --    --            --     --             --     --             --       --
- -----------------------------------------------------------------------------------------------------------------
        Total ........... $   531,963  5.39%   $3,129,930   7.86%   $13,255,186   7.66%   $ 1,685,974    5.47%
- -----------------------------------------------------------------------------------------------------------------

(1)  Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve Stock not included in balance.


Loan Composition: The loan portfolio totaled $48,066,686 at June 30, 1996, compared to $46,519,819 at December 31, 1995. There was a slight shift from commercial loans to real estate construction and real estate mortgage loans. Total gross loans increase 3.3% in the first six months of 1996. Consumer loans continue to decline due to recessionary influences and competition. The composition of the Bank's loan portfolio is as follows:

- --------------------------------------------------------------------------------
                                             Percentage               Percentage
                                 June 30,     of Total   December 31,  of Total
                                   1996        Loans        1995         Loans
- --------------------------------------------------------------------------------
Commercial, financial and
agricultural ...............    $22,321,928     45.03%     $22,755,013    47.30%
Real Estate - construction .     11,384,484     22.97%       9,175,475    19.10%
Real Estate - mortgage .....     13,998,400     28.24%      14,090,502    29.30%
Installment loans to
individuals ................      1,865,391      3.76%       2,073,749     4.30%
- --------------------------------------------------------------------------------
                                $49,570,203    100.00%     $48,094,739   100.00%
Unearned discount ..........        (68,264)                   (80,189)
Allowance for possible
loan losses ................     (1,064,144)                (1,219,304)
Deferred loan fees .........       (275,994)                  (275,427)
Deferred profit on OREO
sales (2)...................        (95,115)                        --
- --------------------------------------------------------------------------------
    Loans, net .............    $48,066,686                $46,519,819
- --------------------------------------------------------------------------------
(1)    There were no lease financing or foreign loans
(2)    Audited financial statements for December 31, 1995, do not include
       Deferred profit on OREO sales due to not being material in amount.

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 51% of the Bank's loans are for real estate and construction and approximately 45% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

Neither the Bank nor the regulators have placed any limitations on the composition of the Bank's loan portfolio. There were no concentrations of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans in the above table. Unsecured loans are not a significant portion of the loan portfolio depicted in the above table. There were no other interest bearing assets at the end of the period.

The Bank has collateral management policies in place so that collateral lending of all types is on a basis that it believes is consistent with regulatory lending standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation of collateral could occur. It is generally the Bank's policy to fully collateralize all loans with loan-to-value ratios determined on an individual loan basis taking into account the financial stability of each borrower and the value and type of the collateral.


Allowance for Loan Losses: The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,064,144 or 2.15% of total gross loans at June 30,1996 compared to $1,219,304 or 2.54% of total gross loans at December 31, 1995. The increase in the allowance in 1995 was primarily a response to the current state of the dairy industry which had somewhat deteriorated and has now improved in the first half of 1996. One dairy loan in particular accounted for a significant portion of the allowance for loan losses in 1995 and has since been charged-off and transferred to other repossessed assets. As of June 30, 1996, the allowance primarily consists of one commercial retail center that is experiencing difficulty in leases and cash flow.

The provision for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this provision to be quite manageable. Loans totaling $432,158 were charged off during the period and $66,432 was collected in recoveries. Loans charged off totaled $112,366 as of December 31, 1995, and $108,234 was collected in recoveries. The increase in charged off loans was primarily due to one dairy loan that was brought down to fair value and transferred to other repossessed assets in the second quarter of 1996.

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including nonaccrual loans and troubled debt restructuring) at June 30, 1996, were $7,401,029. At December 31, 1995, total loans classified for regulatory purposes was $9,189,084. Of the total classified, none of the loans were classified as doubtful at the end of June 30, 1996, or December 31, 1995. Management is not aware of any other material credit that there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.

Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.

- --------------------------------------------------------------------------------
                                             June 30,         December 31,
                                              1996              1995
- --------------------------------------------------------------------------------
Non-accrual loans: (1)
    Commercial, financial and
    agricultural .......................   $        --       $ 1,200,342
    Real estate loans ..................       257,976           494,214
    Consumer loans .....................          --                  --
- ----------------------------------------   -----------       -----------
        Total non-accrual loans ........   $   257,976       $ 1,694,556
- --------------------------------------------------------------------------------
Loans past due 90 days or more
still accruing interest ................            --                --
- --------------------------------------------------------------------------------
Troubled debt restructuring ............   $ 1,137,033       $ 1,146,080
- --------------------------------------------------------------------------------
(1)   Principal balance only


Non-accrual loans at quarter end amounted to $257,976, down from $1,694,556 at December 31, 1995. One large agricultural/commercial loan made up the major portion of the non-accrual loans in 1995. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for year to date 1996 and December 31, 1995, was $15,818 and $115,869, respectively. There was no interest income included in net income for the period for non-accrual loans. There were no loans past due 90 days or more which were still accruing interest.

Management is constantly aware of the need for maintaining high credit standards. The Company is not involved in foreign lending and is not engaged in high yield, high risk loans. A loan is placed on nonaccrual status when either principal or interest is in default for 90 days more, or when external factors indicate that payment in full of principal and interest appears unlikely unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected shall be reversed against the appropriate income account. In most cases, if the loan is rated substandard or better, payments shall be applied to interest first and then principal provided no loss is anticipated. If a loss is anticipated, all payments shall be applied to principal first and then interest. When one loan of a customer is placed on nonaccrual status related borrowings will be evaluated as to whether they should also be placed on nonaccrual status. Nonaccrual loans will be restored to an accruing status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes well secured and in the process of collection.

A troubled debt restructuring occurs when the Bank for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,137,749 at June 30, 1996, and $1,147,775 at December 31, 1995. All
restructured loans were current as to principal and interest.

FUNDING SOURCES

Deposits: Total deposits amounted to $81,663,516 as of June 30, 1996, compared to $84,839,377 at December 31, 1995, a decrease of 3.7 %. The decrease between December 31, 1995, and June 30, 1996, was primarily due to falling deposit rates in the savings category. The Bank currently has a savings product that is tied to the prime rate. As the prime rate decreases, as it has in the last several months, deposits are redistributed to time deposits or move out of the bank. Historically, the Bank retains 90% or more of its deposits.

Non-interest bearing demand deposits averaged approximately $13,346,487 at June 30, 1996, and $12,786,000 at December 31, 1995. Interest bearing deposits averaged approximately $68,441,448 at end of June and $68,792,917 at year end December 31, 1995.

- --------------------------------------------------------------------------------
                                         June 30, 1996        December 31, 1995
- --------------------------------------------------------------------------------
                                       Average   Average     Average     Average
                                       Balance     Rate      Balance       Rate
- --------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts......     $14,372,790  1.83%    $14,368,972    2.12%
         Savings ...............      18,847,907  4.24%     21,271,869    3.91%
         Time deposits (1)......      35,220,751  4.35%     33,152,076    5.59%
Non-interest bearing deposit ...      13,346,487            12,786,029
- --------------------------------------------------------------------------------
(1) Included at June 30, 1996 are $22,412,280 in time certificates of $100,000 or more, of which $10,423,719 matures in 3 months or less, $6,787,278 matures in 3 to 6 months, $3,946,670 matures in 6 to 12 months, and $1,254,613 matures in more than 12 months.

Other Borrowings: There were no other borrowings as of June 30, 1996, or December 31, 1995.

Capital: Retained earnings from operations have been the primary source of new capital for the Company. As of June 30, 1996, stockholders' equity was $9,952,497, compared to $9,771,029 at year-end 1995. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, is deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At June 30, 1996, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at June 30, 1996, and December 31, 1995, and 1994 were as follows:

- --------------------------------------------------------------------------------
                              Minimum    June 30,    December 31,  December 31,
                                           1996         1995          1994
- --------------------------------------------------------------------------------
Risk Based Capital Ratio       8.00%      23.43%       18.14%        15.47%
Tier I Ratio                   4.00%      22.16%       16.88%        14.49%
Leverage Ratio                 3.00%      10.55%       10.02%         9.92%
- --------------------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings   -   None other than in the ordinary course of
                                 business.


Item 2 - Change in securities   -   None


Item 3 - Defaults Upon Senior Securities   -   None


Item 4 - Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of Shareholders of Delta National Bancorp was held on April 22, 1996.

         b) The following five individuals were re-elected to the Board of Directors of the Company:

                           Jack Dozier               Andrew J. Rossi
                           Joseph A. Freitas         Toinette Rossi
                           Theodore Poulos

         c)       The following matters were voted upon at the annual meeting:

                  1) Election of Directors. Electing of the following five (5) persons to the Board of Directors of the Company to serve until the 1997 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                               No. of Votes
                                           For    Against  Withheld   Abstain
                     Jack Dozier         271,296        0    3,198         0
                     Joseph A. Freitas   271,296        0    3,198         0
                     Theodore Poulos     271,196        0    3,198         0
                     Andrew J. Rossi     271,196        0    3,198         0
                     Toinette Rossi      271,196        0    3,198         0

                  2) 1996 Combined Incentive and Non-Qualified Stock Option Plan. Approving the Company's 1996 Combined Incentive and Non-Qualified Stock Option Plan covering thirty percent (30%) of the Company's outstanding Common Stock.

                                              No. of Votes
                             For       Against     Withheld      Abstain

                           254,642     13,031            0         6,821

                  3) Ratification of Appointment of Independent Public Accountants. Ratifying the selection of Grant Thornton LLP as the Company's independent public accountants for 1996.
                                              No. of Votes
                             For       Against     Withheld      Abstain

                           271,960          0            0         2,534

Item 5 - Other Information   -   No Change.


Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits

                  Registrant's Articles of Incorporation and Bylaws are furnished by way of incorporation by reference to Exhibit 3 to registrant's registration statement on Form S-14, as filed under the Securities Act of 1933 on September 10, 1982, and declared effective on October 8, 1982.

                  Plan of Reorganization and Agreement of Merger is furnished by reference to registrant's Form S-14 as filed under the Securities Act of 1933 on September 10, 1982, and effective on October 8, 1982.

         b)       Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the period ending June 30, 1996

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DELTA NATIONAL BANCORP
                                                   (Registrant)




DATE:       July 23, 1996                   /s/ Andrew Rossi
                                            Andrew Rossi
                                            President/Chief Executive Officer
                                            Director
                                            (Principal Executive Officer)



DATE:  July 23, 1996                        /s/ Warren E. Wegge
                                            Warren E. Wegge
                                            Executive Vice President
                                            (Principal Financial Officer)




DATE:  July 23, 1996                        /s/ Toinette Rossi
                                            Toinette Rossi
                                            Vice President and Manager
                                            Director