Form 10-Q
period 1996-09-30
DELTA NATIONAL BANCORP
filed 1996-11-06
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For Quarter Ended SEPTEMBER 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

Common Stock, no par value - 376,782 shares.

DELTA NATIONAL BANCORP
FORM 10-Q CROSS REFERENCE INDEX


--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                         Page
--------------------------------------------------------------------------------

Item 1.      Financial Statements

             Consolidated Balance Sheets -
                      September 30, 1996 and December 31, 1995           4

             Consolidated Statements of Income -
                      Three months ended September 30, 1996
                        and nine months ended September 30, 1996         5
                      Three months ended September 30, 1995
                        and nine months ended September 30, 1995         6

             Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1996 and 1995      7

             Notes to Consolidated Financial Statements                  9

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       17



--------------------------------------------------------------------------------
PART II. OTHER INFORMATION                                             Page
--------------------------------------------------------------------------------

Item 1.      Legal Proceedings                                          26

Item 2.      Changes in Securities                                      26

Item 3.      Defaults Upon Senior Securities                            26

Item 4.      Submission of Matters to a Vote of Security Holders        26

Item 5.      Other Information                                          26

Item 6.      Exhibits and Reports on Form 8-K                           26

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                    Unaudited

                                                           Sept. 30,    Dec. 31,
                                                             1996         1995
    ASSETS

Cash and due from banks ...............................    $  4,338     $  4,330
Federal funds sold ....................................       3,800        7,600
                                                           --------     --------
        Total cash and cash equivalents (notes A10
        and B) ........................................       8,138       11,930

Interest bearing deposits in banks ....................         686           51

Securities available for sale (notes A3 and C) ........      11,766       12,926
Securities held to maturity (notes A2 and C) ..........      17,126       20,351
                                                           --------     --------
                                                             28,892       33,277

Loans, net (notes A4, A5 and D) .......................      49,000       46,520
Property and equipment (note A6) ......................       1,638        1,343
Interest receivable, other assets and other
real estate owned (notes A7 and F) ....................       2,227        1,803
                                                           --------     --------

TOTAL ASSETS ..........................................    $ 90,581     $ 94,924
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing ..............................      14,233       15,980
    Interest bearing ..................................      65,691       68,859
                                                           --------     --------
        Total deposits ................................      79,924       84,839

Accrued interest/other liabilities ....................         385          314

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares .........       3,532        3,532
    Retained earnings .................................       6,787        6,194
    Net unrealized appreciation (depreciation) on
      securities available-for-sale, net of tax of
      ($33,039) and $31,827 at September 30, 1996
      and December 31, 1995, respectively .............         (47)          45
                                                           --------     --------

        Total stockholders' equity ....................      10,272        9,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............    $ 90,581     $ 94,924
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited
                                                          3 Months     9 Months
                                                           Ending       Ending
                                                          Sept. 30,    Sept. 30,
                                                            1996         1996
                                                          ---------    ---------
Interest income:
    Interest and fees on loans ......................      $ 1,478       $ 4,312
    Securities available-for-sale ...................          183           565
    Securities held-to-maturity .....................          283           897
    Interest-bearing deposits in banks ..............            3             7
    Federal funds sold ..............................           69           203
                                                           -------       -------
        Total interest income .......................        2,016         5,984

Interest expense on deposits ........................          683         2,084
                                                           -------       -------
        Net interest income .........................        1,333         3,900

Provision for loan losses ...........................          (51)          160
                                                           -------       -------
        Net interest income after provision
         for possible loan losses ...................        1,384         3,740

Other income
    Service charges on deposits .....................          134           389
    Other income ....................................          301           551
                                                           -------       -------
                                                               435           940
                                                           -------       -------

Other expenses
    Salaries, wages and employee benefits ...........          535         1,542
    Occupancy and equipment .........................          200           528
    Other operating expenses ........................          512         1,166
                                                           -------       -------
                                                             1,247         3,236
                                                           -------       -------
        Earning before income taxes .................          572         1,444

Income taxes (note A8) ..............................          230           587
                                                           -------       -------
        NET EARNINGS ................................      $   342       $   857
                                                           =======       =======

Net earnings per share (note A9) ....................      $   .90       $  2.27
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited

                                                          3 Months     9 Months
                                                           Ending       Ending
                                                          Sept. 30,    Sept. 30,
                                                            1995         1995
                                                          ---------    ---------
Interest income:
    Interest and fees on loans ......................      $ 1,414       $ 4,164
    Securities available-for-sale ...................          251           802
    Securities held-to-maturity .....................          287           638
    Interest-bearing deposits in banks ..............            0             0
    Federal funds sold ..............................           88           221
                                                           -------       -------
        Total interest income .......................        2,040         5,825

Interest expense on deposits ........................          802         2,239
                                                           -------       -------

        Net interest income .........................        1,238         3,586

Provision for loan loss .............................          100           299
                                                           -------       -------
        Net interest income after provision
         for possible loan losses ...................        1,138         3,287

Other income
    Service charges on deposits .....................          125           358
    Other income ....................................           57           173
                                                           -------       -------
                                                               182           531
                                                           -------       -------

Other expenses
    Salaries, wages and employee benefits ...........          464         1,349
    Occupancy and equipment .........................          194           509
    Other operating expenses ........................          232           794
                                                           -------       -------
                                                               890         2,652
                                                           -------       -------
        Earning before income taxes .................          430         1,166

Income taxes (note A8) ..............................          176           456
                                                           -------       -------

        NET EARNINGS ................................      $   254       $   710
                                                           =======       =======

Net earnings per share (note A9) ....................      $   .67       $  1.88
                                                           =======       =======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                    Unaudited

                                                            9 MONTHS ENDING
                                                              SEPTEMBER 30,
                                                             1996         1995
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings .......................................     $   857      $   710
    Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................           0           16
        (Gain)/Loss on sale of OREO ..................          (6)         (26)
        Provision for possible loan losses ...........         160          299
        Provision for OREO ...........................          92           38
        Provision for depreciation and
        amortization  ................................         418          345
        Decrease (increase) in interest
        receivable and other assets ..................        (234)        (397)
        Increase (decrease) in interest payable
         and other liabilities .......................         (21)          47
                                                           -------      -------
           Net cash provided by operating
           activities  ...............................       1,266        1,032
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................       1,140        5,434
  Proceeds from maturities of securities
    held-to-maturity .................................       4,949        2,987
  Purchase of securities available-for-sale ..........        (149)           0
  Purchase of securities held-to-maturity ............      (1,983)      (9,473)
  Net (increase) decrease in loans ...................      (2,640)        (790)
  Purchase of property and equipment .................        (448)        (693)
  Purchase/additions to OREO .........................        (175)         (34)
  Proceeds from sale of property and equipment .......           7           10
  Proceeds from sale of OREO .........................          56          497
  Net (inc.) dec. Int. Bearing Deposits Other Inst....        (635)           0
                                                           -------      -------
           Net cash (used in) provided by
           investing activities ......................         122       (2,062)
                                                           -------      -------




         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                    Unaudited


                                                            9 MONTHS ENDING
                                                              SEPTEMBER 30,
                                                             1996         1995
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......      (3,675)       3,981
  Net (decrease) increase in time deposits ...........      (1,241)         188
  Cash dividends .....................................        (264)        (264)
                                                          --------     --------
           Net  cash provided by financing
           activities ................................      (5,180)       3,905
                                                          --------     --------

Net  increase (decrease) in cash and
cash equivalents .....................................      (3,792)       2,875

Cash and cash equivalents at beginning of period .....      11,930        6,149
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $  8,138     $  9,024
                                                          ========     ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest .....................................       1,878        2,042
        Income Taxes .................................         607          736



Noncash investing and financing activities:

  The Bank recognized a decrease of $156,306 in the fair value of its available-for-sale securities in the nine months ending September 30, 1996, and an increase of $730,537 in the fair value of its available-for-sale securities for the year ended December 31, 1995.




         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

There have been no material changes in Delta National Bancorp's significant accounting policies during the nine months ended September 30, 1996. Management has presented, for comparison purposes its unaudited consolidated balance sheet as of September 30, 1996, its unaudited consolidated statements of earning for three months and nine months ending September 30, 1996, and 1995 and cash flows for the nine months ended September 30, 1996, and 1995. The financial statements contain, in the opinion of management, all necessary normal recurring adjustments and are not intended to be indicative of results that can be expected for a full year.

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

                               SEPTEMBER 30, 1996




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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



7.     Foreclosed assets

Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost, or (2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of foreclosed real estate was $571,440 for the period ending September 30, 1996, and $560,600 for the period ending December 31, 1995.

Other assets repossessed by the Bank are initially recorded at fair value at the date of repossession, establishing a new cost basis. Valuations are periodically performed by management and the asset is carried at the lower of (1) cost, or
(2) fair market value minus estimated costs to sell. The net carrying value (included in other assets on the balance sheet) of other repossessed assets was $257,272 for the period ending September 30, 1996. There were no other repossessed assets as of December 31, 1995.


8.     Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

9.     Earnings per share

Earnings per share amounts are computed on the basis of the weighted average number of share outstanding during each year. The weighted average number of shares outstanding for September 30, 1996, and December 31, 1995, was 376,782.

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

                               SEPTEMBER 30, 1996

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

Amortized cost (book values) and estimated fair value of investment securities for September 30, 1996, and December 31, 1995, are as follows:

---------------------------------------------------------------------------------------------------------
                                           September 30, 1996                  December 31, 1995
                                                 Gross                                Gross
                                             Unrealized  Estimated                 Unrealized    Estimated
                                   Amortized     Gains       Fair     Amortized       Gains          Fair
                                     Cost      (Losses)     Value        Cost        (Losses)       Value
---------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. treasury securities .      $     0     $      0    $     0      $     0      $     0       $     0
  Obligations of other U.S.
    government agencies ....       11,252         (206)    11,046       12,189          (66)       12,123
  Obligations of state and
    political subdivisions .          390          126        516          606          142           748
  Corporate bonds and other           204            0        204           55            0            55
                                  -------      -------    -------      -------      -------       -------

Total ......................      $11,846     $   (80)    $11,766      $12,850      $    76       $12,926
                                  =======     =======     =======      =======      =======       =======

Held-to-maturity securities:
  U.S. treasury securities .      $     0     $      0    $     0      $     0      $     0       $     0
  Obligations of other U.S.
    government agencies ....       16,846          153     16,999       18,252          142        18,394
  Obligations of state and
    political subdivisions .          280            0        280          696           (2)          694
  Corporate bonds and other             0            0          0        1,404           (8)        1,396
                                  -------      -------    -------      -------      -------       -------

Total ......................      $17,126      $   153    $17,279      $20,352      $   132       $20,484
                                  =======      =======    =======      =======      =======       =======

---------------------------------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE D - LOANS

The composition of the Bank's loan portfolio at September 30, 1996, and December 31, 1995, is as follows:

--------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                    1996               1995
--------------------------------------------------------------------------------
Commercial, financial and agricultural .....      $22,571,047      $ 22,755,013
            Real estate - construction .....       13,108,616         9,175,475
                Real estate - mortgage .....       12,930,150        14,090,502
      Installment loans to individuals .....        1,885,822         2,073,749
                                                 ------------      ------------
                                                  $50,495,635       $48,094,739

                     Unearned discount .....          (67,522)          (80,189)
             Allowance for loan losses .....       (1,059,749)       (1,219,304)
                    Deferred loan fees .....         (273,235)         (275,427)
      Deferred profit on OREO sales (1) ....          (94,894)
                                                 ------------      ------------
                            Loans, net .....      $49,000,235      $ 46,519,819
                                                 ============      ============

--------------------------------------------------------------------------------
(1) Audited financial statements for December 31, 1995, do not include Deferred profit on OREO sales due to not being material in amount.

The following table summarizes the changes in the allowance for loan losses for the periods ending September 30, 1996, and December 31, 1995:

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        1996            1995
--------------------------------------------------------------------------------
Balance at January 1 ...........................    $ 1,219,304     $   599,422
Charge Offs:
    Commercial, financial and agricultural .....       (373,037)
    Real Estate - construction .................        (61,638)
    Real Estate - mortgage .....................
    Installment loans to individuals ...........        (33,962)       (112,366)
                                                    -----------     -----------
        Total Charge Offs ......................       (468,637)       (112,366)
                                                    -----------     -----------
Recoveries:
    Commercial, financial and agricultural .....                          1,390
    Real Estate - construction .................        116,898          80,425
    Real Estate - mortgage .....................          1,600           2,200
    Installment loans to individuals ...........         30,018          24,219
                                                    -----------     -----------
        Total Recoveries .......................        148,516         108,234
                                                    -----------     -----------
Net charge offs ................................       (320,121)         (4,132)
Additions charged to operations ................        160,566         624,014
                                                    -----------     -----------
                                                    $ 1,059,749     $ 1,219,304
                                                    ===========     ===========
--------------------------------------------------------------------------------

                              DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

The carrying value of impaired loans totaled $1,541,536 at September 30, 1996, of which $1,134,379 is the result of a troubled debt restructuring. There was no allowance relating to these loans as of September 30, 1996, due to the fair value of the collateral exceeding the carrying value of the impaired loans. Total cash collected on impaired loans for the first nine months of 1996 approximated $698,382 of which $601,695 was credited to the principal balance outstanding, and the remainder was recognized as interest income. As of September 30, 1996, an impaired loan in the amount of $236,238 was transferred to OREO of which $61,638 was charged off and $174,600 booked as OREO. Another large commercial-agricultural loan in the amount of $612,909 was transferred to other repossessed assets of which $299,909 was charged off and $313,000 transferred.

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

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

--------------------------------------------------------------------------------
                              September 30,                         December 31,
                                  1996                                  1995
--------------------------------------------------------------------------------
Principal amount of                          Principal amount of
  impaired loans ...........  $1,539,730     impaired loans........   $2,840,637
Accrued Interest ...........        1281     Accrued Interest .....          267
Deferred loan costs ........         525     Deferred loan costs ..        1,408
                              ----------                              ----------
                               1,541,536                               2,842,312
Less valuation                               Less valuation
  allowance ................           0       allowance ..........      334,981
                              ==========                              ==========
Total carrying value .......  $1,541,536     Total carrying value .   $2,507,331
                              ==========                              ==========

Valuation allowance at                       Valuation allowance at
  beginning of period ......  $  334,981       beginning of period    $        0
Net charges to operations                    Net charges to operations
 for  impairment ...........      26,565       for impairment .....      334,981
Direct write-downs .........     361,546     Direct write-downs ...            0
Recoveries .................           0     Recoveries ...........            0
                              ----------                              ----------
Valuation allowance at                       Valuation allowance at
  end of period ............  $        0       end of period ......   $  334,981
                              ==========                              ==========
--------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



NOTE E - RELATED PARTY TRANSACTIONS

The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. The following sets forth information for all directors and officers (and their families) who had loans with the bank, or who were otherwise indebted to the Bank in an amount in excess of $60,000.

In 1991 the Bank extended credit to Valerie Salas, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $16,595. As of September 30, 1996, the principal balance owing was $5,237. This loan is unsecured and bears interest at a fixed rate of 13%. This loan matures on April 23, 1997.

In 1995, the Bank funded an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. On September 30, 1996, the principal balance owing was $303,250. This line of credit bears interest at the Bank's reference rate plus 2.5% and is scheduled to mature November 1, 1996. John Rossi also guarantees a small secured loan which was originated 3/18/96 in the amount of $5,194. This loan has an interest rate of 14.75% and matures 3/14/97. As of September 30, 1996, the principal balance owed was $2,696.

As of September 30, 1996, the Bank had loans exceeding $60,000 extended to Joseph Freitas and various family members. The following table summarizes those loans with a total indebtedness of $60,460.


-------------------------------------------------------------------------------------------------------------
                                                 Balance as                          Current
                                        Note     of Sept. 30,    Note     Maturity   Interest   Secured/
 Name on Loan        Relationship      Amount       1996         Date       Date       Rate     Unsecured
-------------------------------------------------------------------------------------------------------------
Joseph Freitas .....   Director       $ 13,055   $  7,518       4/19/96    4/21/97    7.75%     Secured
                                                                                      Fixed
Joseph Freitas .....   Director       $ 30,000   $ 30,000       8/26/96   10/03/96    8.00%     Secured
                                                                                      Fixed
Linda Abeldt .......   Daughter       $  9,000   $  6,787       3/22/95    3/22/00   10.00%     Unsecured
                                                                                      Fixed
Linda Abeldt .......   Daughter       $ 12,000   $  6,155       1/25/94    1/25/99    7.00%     Unsecured
                                                                                      Fixed
Melissa Braun ......   Granddaughter  $ 10,000   $ 10,000       9/26/96     7/2/97    8.00%     Secured
                                                                                      Fixed
-------------------------------------------------------------------------------------------------------------
Total Indebtedness ...........................   $ 60,460
-------------------------------------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE F - FORECLOSED ASSETS

Foreclosed real estate owned includes real estate acquired through foreclosure, or by obtaining a deed in lieu of foreclosure. Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of (1) cost or (2) fair market value minus estimated costs to sell. Total foreclosed real estate (before the valuation allowance) was $958,793 at September 30, 1996, this consisted of three properties, two of which represented bare land. The third property is a condominium complex consisting of eight units that were completed and placed in service as rental units by the Bank. The valuation allowance at September 30, 1996, totaled $387,353.


--------------------------------------------------------------------------------
                                       September 30, 1996      December 31, 1995
--------------------------------------------------------------------------------
     Real estate owned:
         Foreclosed assets                $   958,793            $   856,167
         Less valuation allowance             387,353                295,567
--------------------------------------------------------------------------------
             OREO, net                    $   571,440            $   560,600
--------------------------------------------------------------------------------


Changes in the valuation allowance for foreclosed real estate for the periods ending September 30, 1996, and December 31, 1995, are as follows:


--------------------------------------------------------------------------------
                                         September 30, 1996    December 31, 1995
--------------------------------------------------------------------------------

     Balance at January 1,                $   295,567            $   257,644
     Provision charged to operations          112,560                 37,923
     Charge-offs, net of recoveries (l)       (20,774)                     0
--------------------------------------------------------------------------------
     Balance at end of period             $   387,353            $   295,567
--------------------------------------------------------------------------------
(1) Net recovery consists of one property sold in the third quarter.

Other repossessed assets acquired by the Bank include all assets except real estate. As with other real estate owned, assets acquired by repossession are initially recorded at fair value at the date of repossession establishing a new cost basis. After repossession, valuations are periodically performed and the asset is carried at the lower of (1) cost or (2) fair market value minus the estimated costs to sell. Total other repossessed assets (before the valuation allowance) was $257,272. This consisted of cattle used in dairy production. The Bank has been managing the dairy production since foreclosure. As cattle are sold at auction, the asset is reduced and a corresponding gain or loss is recorded. The original amount taken into other repossessed assets was $313,000 and no valuation allowance has been made to date. The corresponding loss on cattle sold at auction amounted to $19,200 as of September 30, 1996.

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

At September 30, 1996, the Company's total assets were $90,581,460, net loans amounted to $49,000,234, stockholders' equity was $10,272,519 and the allowance for loan losses was $1,059,749. This compares to total assets of $94,924,333, net loans of $46,519,819, stockholders' equity of $9,771,029 and allowance for loan losses of $1,219,304 at December 31, 1995.

Net income for the first nine months of 1996 amounted to $856,676 or $2.27 per share, as compared with $710,286 or $1.88 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on commercial and real estate loans and a decrease in interest expense. Net non-interest income also increased in the first nine months of 1996, compared to 1995.

The carrying value of nonaccrual loans at quarter end amounted to $407,157, down from $1,694,556 at December 31, 1995. Nonaccrual loans consisted of one real estate loan and one commercial loan. At September 30, 1996, other real estate owned ("OREO") (net of the valuation allowance) totaled $571,440, compared with OREO of $560,600 at December 31, 1995. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,134,379 at September 30, 1996, which consisted of one real estate loan, compared to $l,147,775 at December 31, 1995.

There was a decrease in the provision for loan losses. As of September 30, 1996, the provision was $160,567, compared to a $299,000 accrual for the same period in 1995. Net charge-offs increased for the first nine months in 1996 over the previous year. Net loans charged off amounted to $320,121 for the first nine months of 1996 versus a net recovery of $9,550 for the same period in 1995.

Net interest income was $3,900,021 at September 30, 1996, compared to $3,585,388 for September 30, 1995. Net interest income increased due to increased interest income on commercial and real estate loans and a decrease in interest expense on deposits. Interest expense decreased 6.99% due to lower rates on deposits and decreased interest bearing balances.

Non-interest income amounted to $940,171 as of September 30, 1996, compared to $531,191 for September 30,1995. Income related to service charges on deposits increased 8.65% while an increase in other income was attributed to income on other real estate owned and other repossessed assets as well as an increase in mortgage department fee income. Total non-interest income increased 76.99% over the same period in 1995.

Operating expenses amounted to $3,236,186 for the nine months ending September 30 1996, compared to $2,652,211 for the same period in 1995 which represents a 22.02% increase. FDIC assessments decreased significantly in 1996 while professional fees and salaries and wages increased due to normal operating expenditures. Other operating expenses increased due to additions made to the valuation allowance for other real estate owned and expenses for other repossessed assets that were not made in 1995.


EARNINGS PERFORMANCE


Net Income: Net income for the first nine months of 1996 amounted to $856,676 or $2.27 per share, as compared with $710,286 or $1.88 per share earned for the same period in 1995. A significant portion of the increase in net income from a year ago was due to increased interest income earned on securities as well as commercial and real estate loans. Interest on commercial and real estate loans increased by 3.16% and 6.91%, respectively. Total net income increased 20.61% over the same period in 1995. There were no significant changes to information presented for the three months ending September 30, 1996, and 1995 that has not been discussed elsewhere in this report.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income increased 8.78% to $3,900,021 for the quarter ending September 30, 1996, compared to $3,585,388 at September 30, 1995. Net interest income increased primarily due to increased income on commercial and real estate loans and a decrease in interest expense on deposits. Interest expense decreased 6.99% over 1995 which was primarily due to lower interest rates and falling interest bearing deposit balances.

Provision for Loan Losses: The provision for loan losses totaled $160,567 as of September 30, 1996, compared to a $299,014 accrual as of September 30, 1995. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $940,171 for the first nine months of 1996, up from $531,191 in 1995. Service charges on deposits increased approximately 8.65% in 1996. Total non-interest income increased 76.99% over the same period in 1995 which was due to increased income on other real estate owned and other repossessed assets as well as an increase in mortgage department fee income.


--------------------------------------------------------------------------------
                                                        Sept. 30,      Sept. 30,
(In thousands)                                            1996           1995
--------------------------------------------------------------------------------
Service charges on deposit accounts ..............       $389,158       $358,184
Mortgage department fees .........................         83,520         10,545
Other real estate owned (OREO) ...................         47,647         13,798
Other repossessed assets .........................        273,825           --
Gain on sale of OREO .............................          5,547         26,002
Gain on sale of fixed assets .....................           --             --
Other income .....................................        140,474        122,662
--------------------------------------------------------------------------------
    Total ........................................       $940,171       $531,191
--------------------------------------------------------------------------------

Non-Interest Expense: Non-interest expense amounted to $3,236,186 in 1996, compared to $2,652,211 in 1995. FDIC assessments decreased 73.39% in 1996 due to reduced BIF assessments. Professional fees increased 14.78% due to legal expenses incurred in 1996 and not made in 1995. Salaries and wages increased due to normal operating expenditures. Total operating expenses increased 22.02% over the same period in 1995. Other operating expenses increased due to additions made to the valuation allowance for other real estate owned and expenses relating to other repossessed assets that were not made in 1995.


--------------------------------------------------------------------------------
                                                         Sept. 30,     Sept. 30,
(In thousands)                                              1996         1995
--------------------------------------------------------------------------------
Salaries and wages ..........................            $1,366,443   $1,198,228
Employee benefits ...........................               175,149      150,444
Occupancy and equipment .....................               546,268      527,217
Stationary and supplies .....................                28,417       34,863
Professional fees ...........................               104,996       91,473
Assessments .................................                29,676      111,510
Other operating .............................               560,786      464,944
Writedown of OREO ...........................               112,560       37,923
OREO expenses ...............................                16,455       19,828
Other repossessed assets expenses ...........               275,887         --
Loss on sale of other repossessed assets ....                19,200         --
Loss on sale of OREO ........................                  --           --
Loss on sale of fixed assets ................                   349       15,781
Loss on sale of available-for-sale security .                  --           --
--------------------------------------------------------------------------------
    Total ...................................            $3,236,186   $2,652,211
--------------------------------------------------------------------------------



ASSET LIABILITY MANAGEMENT


Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During the first nine months of 1996, the Company continued to maintain a high level of liquidity. Highly liquid assets consist of cash, deposits placed with banks, Federal funds sold and securities available for sale. At quarter end, the Bank had a liquidity ratio of 20.04%.

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

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest -bearing liabilities as of September 30, 1996. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.


-----------------------------------------------------------------------------------------------------------------------------
                                             0 - 30      31 - 90      3 - 6       6 - 12      1 - 5         5
(In Thousands)                                Days         Days       Months      Months      Years       Years      Total
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Fed funds sold ........................  $ 3,800     $    --      $    --    $    --     $    --    $    --     $ 3,800
    Deposit accounts with other banks.....       686          --           --         --          --         --         686
    Securities: (3)
        U. S. government agencies..........       --      16,749       11,326         --          --         23      28,098
        Municipals ........................      280          --           --         --          --        390         670
        Corporate bonds (6) ...............       --          --           --         --          --         --          --
-----------------------------------------------------------------------------------------------------------------------------
    Total securities ......................  $   280     $16,749      $11,326    $    --     $    --    $   413     $28,768
-----------------------------------------------------------------------------------------------------------------------------
    Loans: (1)
        Commercial - fixed ................      688         350        1,004      4,678       1,948      1,206       9,874
        Commercial - variable (2)..........   11,700          --           --         --          --         --      11,700
        Real estate - fixed ...............       --          69        1,790      2,158       4,700        555       9,272
        Real estate - variable ............   17,832          --           --         --          --         --      17,832
        Installment (4) ...................       48          12           32        106       1,102         --       1,300
-----------------------------------------------------------------------------------------------------------------------------
    Total loans ...........................  $30,268     $   431      $ 2,826    $ 6,942     $ 7,750    $ 1,761     $49,978
-----------------------------------------------------------------------------------------------------------------------------
    Total assets ..........................  $35,034     $17,180      $14,152    $ 6,942     $ 7,750    $ 2,174     $83,232
-----------------------------------------------------------------------------------------------------------------------------
Source of Funds:
    Deposits:
        Interest-bearing demand deposits ..   13,581          --           --         --          --         --      13,581
        Time deposits greater than $100,000    3,149       6,849        1,345      5,211       4,159         --      20,713
        Time deposits less than $100,000 ..    1,014       3,538        2,612      5,547         906         --      13,617
        Passbook time deposits - variable .    6,151          --           --         --          --         --       6,151
        Savings (5) .......................       --       9,932           --         --          --         --       9,932
-----------------------------------------------------------------------------------------------------------------------------
    Total deposits ........................  $23,895     $20,319      $ 3,957    $10,758     $ 5,065    $    --     $63,994
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities .....................  $23,895     $20,319      $ 3,957    $10,758     $ 5,065    $    --     $63,994
-----------------------------------------------------------------------------------------------------------------------------
    Gap ...................................  $11,139     $(3,139)     $10,195    $(3,816)    $ 2,685    $ 2,174     $19,238
-----------------------------------------------------------------------------------------------------------------------------
    Cumulative interest
    sensitivity gap .......................  $11,139     $ 8,000      $18,195    $14,379     $17,064    $19,238     $19,238
-----------------------------------------------------------------------------------------------------------------------------

(1)  Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB stock is not included in the balance.


The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse effect on net interest income. As illustrated by the table, the Company maintained a positive gap at September 30, 1996. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1996. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.

BALANCE SHEET ANALYSIS


Cash and Due from Banks: Cash and due from banks for the quarter ended September 30, 1996, was $4,338,145, compared to $4,330,351 at December 31, 1995.


Securities: The fair value of available-for-sale securities totaled $11,766,532, compared to $12,926,352 at December 31, 1995. The decrease in available-for-sale securities was primarily due to investments that matured during the year. New securities purchased in the first nine months of 1996 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. As of September 30, 1996, available-for-sale securities made up 40% of the securities portfolio while held-to-maturity securities made up 60% of the portfolio. The majority of the securities are variable at 96% of the securities portfolio and 4% are fixed rate.

The securities portfolio consisted primarily of U.S. government agency securities and two municipal bonds. The amortized cost of held-to-maturity securities totaled $17,125,667 at quarter end compared to $20,351,537 at December 31, 1995.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending September 30,1996 and December 31, 1995:



--------------------------------------------------------------------------------
                                                 September 30,      December 31,
(In thousands)                                       1996               1995
--------------------------------------------------------------------------------

Available-for-sale:

    U. S. Treasury                               $          0       $          0

    U. S. government agencies                      11,251,891         12,188,734

    States & political subdivisions                   389,985            605,656

    Corporate bonds and other                         204,350             55,350
--------------------------------------------------------------------------------
        Total                                    $ 11,846,226       $ 12,849,740
--------------------------------------------------------------------------------

Held-to-maturity:

    U. S. Treasury                               $          0       $          0

    U. S. government agencies                      16,845,667         18,252,276

    States & political subdivisions                   280,000            695,578

    Corporate bonds and other                               0          1,403,683
--------------------------------------------------------------------------------
        Total                                    $ 17,125,667       $ 20,351,537
--------------------------------------------------------------------------------

The following tables show the amortized cost (book value) and maturities of securities at September 30, 1996, and the weighted average yields (1).

--------------------------------------------------------------------------------------------------------------
                                             Securities/Maturities - September 30, 1996
                        --------------------------------------------------------------------------------------
                                                  After 1 but          After 5 but
                           Within 1 year        Within 5 Years       Within 10 Years       After 10 Years
                        --------------------- -------------------- -------------------- ----------------------
                          Amount      Yield     Amount     Yield     Amount     Yield     Amount      Yield
--------------------------------------------------------------------------------------------------------------
Available-for-sale:(1)
    U. S. Treasury ....  $       --          $        --          $        --
    U.S. government
    agencies ..........   2,871,207   4.81%    1,215,770   6.67%    7,164,914   6.72%   $        --
    States & political
    subdivisions (2)...          --                   --                   --               389,985   13.50%
    Corporate bonds(2)(3)        --                   --                   --                    --

--------------------------------------------------------------------------------------------------------------
        Total .........   $2,871,207  4.81%  $ 1,215,770   6.67%  $ 7,164,914   6.72%   $   389,985   13.50%
--------------------------------------------------------------------------------------------------------------
Held-to-maturity:(1)
    U. S. Treasury ....   $       --         $        --          $        --           $        --
    U.S. government
    agencies ..........       40,078  8.11%    3,339,578   7.50%   11,787,311   7.29%      1,678,700   8.06%
    States & political
    subdivisions (2)...      280,000  4.89%           --                   --                     --
    Corporate bonds (2)           --                  --                   --                     --
--------------------------------------------------------------------------------------------------------------
        Total .........   $  320,078  5.29%  $ 3,339,578   7.50%  $11,787,311   7.29%     $1,678,700   8.06%
--------------------------------------------------------------------------------------------------------------

(1)  Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve Stock and other stock not included in balance.

Loan Composition: The loan portfolio totaled $49,000,234 at September 30, 1996, compared to $46,519,819 at December 31, 1995. There was a slight shift from commercial loans to real estate construction and real estate mortgage loans. Total gross loans increased 4.99% in the first nine months of 1996. Consumer loans continue to decline due to recessionary influences and competition. The composition of the Bank's loan portfolio is as follows:

--------------------------------------------------------------------------------
                                              Percentage              Percentage
                                  Sept.30,     of Total     Dec. 31,   of Total
                                   1996          Loans        1995       Loans
--------------------------------------------------------------------------------
Commercial, financial
  and agricultural ..........    $22,571,047     44.70%    $22,755,013    47.30%
Real Estate - construction ..     13,108,616     25.96%      9,175,475    19.10%
Real Estate - mortgage ......     12,930,150     25.61%     14,090,502    29.30%
Installment loans to individuals   1,885,822      3.73%      2,073,749     4.30%
--------------------------------------------------------------------------------
                                 $50,495,635     100.00%   $48,094,739   100.00%

Unearned discount ...........        (67,522)                  (80,189)
Allowance for possible loan
losses ......................     (1,059,749)               (1,219,304)
Deferred loan fees ..........       (273,235)                 (275,427)
Deferred profit on OREO
sales (2) ...................        (94,894)
--------------------------------------------------------------------------------
    Loans, net ..............    $49,000,235               $46,519,819
--------------------------------------------------------------------------------
(1)  There were no lease financing or foreign loans
(2) Audited financial statements for December 31, 1995, do not include Deferred profit on OREO sales due to not being material in amount.

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 52% of the Bank's loans are for real estate and construction and approximately 45% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

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


Allowance for Loan Losses: The allowance for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,059,749 or 2.10% of total gross loans at September 30,1996 compared to $1,219,304 or 2.54% of total gross loans at December 31, 1995. The increase in the allowance in 1995 was primarily a response to the current state of the dairy industry which had somewhat deteriorated and has now improved in the first nine months of 1996. One dairy loan in particular accounted for a significant portion of the allowance for loan losses in 1995 and has since been charged-off and transferred to other repossessed assets. As of September 30, 1996, the allowance primarily consists of one commercial retail center that is experiencing difficulty in leases and cash flow.

The allowance for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this allowance to be quite manageable. Loans totaling $468,637 were charged off during the period and $148,516 was collected in recoveries. Loans charged off totaled $112,366 as of December 31, 1995, and $108,234 was collected in recoveries. The increase in charged off loans was primarily due to one dairy loan that was brought down to fair value and transferred to other repossessed assets in the second quarter of 1996.

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including nonaccrual loans and troubled debt restructuring) at September 30, 1996, were $6,448,249. At December 31, 1995, total loans classified for regulatory purposes was $9,189,084. Of the total classified, none of the loans were classified as doubtful at the end of September 30, 1996, or December 31, 1995. Management is not aware of any other material credit that there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.

Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.


--------------------------------------------------------------------------------
                                              September 30,         December 31,
                                                  1996                  1995
--------------------------------------------------------------------------------
Non-accrual loans: (1)
    Commercial, financial and agricultural ..   $  149,181           $ 1,200,342
    Real estate loans .......................      257,976               494,214
    Consumer loans ..........................           --                    --
                                                ----------           -----------
        Total non-accrual loans .............   $  407,157           $ 1,694,556
--------------------------------------------------------------------------------
Loans past due 90 days or more
still accruing interest (2) .................   $   11,948                    --
--------------------------------------------------------------------------------
Troubled debt restructuring .................   $1,134,379           $ 1,146,080
--------------------------------------------------------------------------------
(1)  Carrying Value
(2)  Credit Cards


Non-accrual loans at quarter end amounted to $407,157, down from $1,694,556 at December 31, 1995. One large agricultural/commercial loan made up the major portion of the non-accrual loans in 1995. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for year to date 1996 and December 31, 1995, was $22,936 and $115,869, respectively. There was no interest income included in net income for the period for non-accrual loans.

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

A troubled debt restructuring occurs when the Bank for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,134,379 at September 30, 1996, and $1,147,775 at December 31, 1995. All
restructured loans were current as to principal and interest.

FUNDING SOURCES

Deposits: Total deposits amounted to $79,924,252 as of September 30, 1996, compared to $84,839,377 at December 31, 1995, a decrease of 5.79 %. The decrease between December 31, 1995, and September 30, 1996, was primarily due to falling deposit rates in the savings category. The Bank currently has a savings product that is tied to the prime rate. As the prime rate decreases, as it has in the last several months, deposits are redistributed to time deposits or move out of the bank.
Historically, the Bank retains 90% or more of its deposits.

Non-interest bearing demand deposits averaged approximately $13,506,674 at September 30, 1996, and $12,786,000 at December 31, 1995. Interest bearing deposits averaged approximately $68,159,440 at end of September and $68,792,917 at year end December 31, 1995.


--------------------------------------------------------------------------------
                                  September 30, 1996         December 31, 1995
--------------------------------------------------------------------------------
                                  Average       Average     Average      Average
                                  Balance        Rate       Balance       Rate
--------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts ...   $14,246,880     1.88%   $14,368,972     2.12%
         Savings .............    18,526,185     4.24%    21,271,869     3.91%
         Time deposits (1) ...    35,386,375     4.13%    33,152,076     5.59%
Non-interest bearing deposits     13,506,674               12,786,029
--------------------------------------------------------------------------------
(1) Included at September 30, 1996 $20,712,824 in time certificates of
    $100,000 or more, of which $9,997,860 matures in 3 months or less, $1,345,041 matures in 3 to 6 months, $5,211,182 matures in 6 to 12 months, and $4,158,741 matures in more than 12 months.


Other Borrowings: There were no other borrowings as of September 30, 1996, or December 31, 1995.


Capital: Retained earnings from operations have been the primary source of new capital for the Company. As of September 30, 1996, stockholders' equity was $10,272,519, compared to $9,771,029 at year-end 1995. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, is deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At September 30, 1996, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at September 30, 1996, and December 31, 1995, and 1994 were as follows:


--------------------------------------------------------------------------------
                                      September 30,   December 31,  December 31,
                            Minimum      1996            1995          1994
--------------------------------------------------------------------------------
Risk Based Capital Ratio     8.00%      19.32%          18.14%        15.47%
Tier I Ratio                 4.00%      18.06%          16.88%        14.49%
Leverage Ratio               3.00%      10.96%          10.02%         9.92%
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

         a) The Annual Meeting of Shareholders of Delta National Bancorp was held on April 22, 1996.

         b) The following five individuals were re-elected to the Board of Directors of the Company:

                      Jack Dozier               Andrew J. Rossi
                      Joseph A. Freitas         Toinette Rossi
                      Theodore Poulos

         c)  The following matters were voted upon at the annual meeting:

             1) Election of Directors. Election of the following five (5) persons to the Board of Directors of the Company to serve until the 1997 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                                     No. of Votes
                                         For      Against   Withheld    Abstain
                 Jack Dozier           271,296       0       3,198          0
                 Joseph A. Freitas     271,296       0       3,198          0
                 Theodore Poulos       271,296       0       3,198          0
                 Andrew J. Rossi       271,296       0       3,198          0
                 Toinette Rossi        271,296       0       3,198          0

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

         b)       Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the period ending September 30, 1996

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DELTA NATIONAL BANCORP
                                                  (Registrant)




DATE:       October 23, 1996                  /s/ Andrew Rossi
                                              Andrew Rossi
                                              President/Chief Executive Officer
                                              Director
                                             (Principal Executive Officer)



DATE:       October 23, 1996                  /s/ Warren E. Wegge
                                              Warren E. Wegge
                                              Executive Vice President
                                             (Principal Financial Officer)




DATE:       October 23, 1996                  /s/ Toinette Rossi
                                              Toinette Rossi
                                              Vice President and Manager
                                              Director