Form 10-K
period 1996-12-31
DELTA NATIONAL BANCORP
filed 1997-03-27
CIK 706343

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

                                                     Aggregate Market Value of
Date                          Market Value       Non-Affiliate Stock Holdings
December 31,1996              $26.00/Share                 $ 9,796,332

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1996: Common Stock, no par value - 376,782 shares.

FORM 10-K CROSS REFERENCE INDEX

--------------------------------------------------------------------------------
Part I                                                                 Page
--------------------------------------------------------------------------------

Item 1.           Business
                           Financial Review                            8-20
                           Selected Statistical Information            4, 9-23
                           Description of Business                     5-7
Item 2.           Properties                                           21
Item 3.           Legal Proceedings                                    21
Item 4.           Submission of Matters to a vote of security holders  22

--------------------------------------------------------------------------------
Part II                                                                Page
--------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common
                    Equity and Related Stockholder Matters             4, 22
Item 6.           Selected Financial Data                              4, 21-22
Item 7.           Management Discussion and Analysis of Financial
                    Condition and Results of Operations                8-20
Item 8.           Financial Statements and Supplementary Data
                           Delta National Bancorp and Subsidiaries -
                             Consolidated Financial Statements         23-27
                           Notes to Consolidated Financial Statements  28-43
                           Independent Auditors' Report                44
                           Selected Statistical Information            4, 9-22
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                45

--------------------------------------------------------------------------------
Part III                                                               Page
--------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant   45-46
Item 11.          Executive Compensation                               47-48
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                     48
Item 13.          Certain Relationships and Related Transactions       49

--------------------------------------------------------------------------------
Part IV                                                                Page
--------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                        50
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

--------------------------------------------------------------------------------------------------------------------------
                                   FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31:
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                                            1996        1995        1994        1993        1992
--------------------------------------------------------------------------------------------------------------------------
Summary of Operations
    Interest income .........................................   $  8,022    $  7,865    $  6,612    $  6,560    $  7,385
    Interest expense ........................................      2,738       3,019       2,310       2,280       2,892
--------------------------------------------------------------------------------------------------------------------------
     Net interest income ....................................      5,284       4,846       4,302       4,280       4,493
    Provision for loan losses ...............................        185         624         192         642         465
--------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses..      5,099       4,223       4,110       3,638       4,028
    Non-interest income .....................................      1,300         675         692         906       1,142
    Non-interest expense ....................................      4,506       3,485       3,442       3,239       3,328
--------------------------------------------------------------------------------------------------------------------------
    Income before income taxes ..............................      1,893       1,412       1,360       1,305       1,842
        Income taxes ........................................        765         552         539         514         720
    Net Earnings ............................................   $  1,128    $    860    $    821    $    791    $  1,122
--------------------------------------------------------------------------------------------------------------------------
Earnings per share
        Net income per share ................................   $   2.99    $   2.28    $   2.18    $   2.10    $   2.98
        Cash dividends per share ............................        .70         .70         .70         .70         .70
--------------------------------------------------------------------------------------------------------------------------
At Year End
    Cash and due from banks .................................   $  5,728    $  4,381    $  3,349    $  5,987    $  4,496
    Investment securities ...................................     25,778      33,278      33,028      29,425      28,833
    Federal funds sold ......................................      7,600       7,600       2,800       4,300        3900
    Loans, net ..............................................     49,394      46,520      47,044      42,598      47,057
    Other assets ............................................      3,525       3,145       2,968       3,252       2,626
--------------------------------------------------------------------------------------------------------------------------
    Total assets ............................................   $ 92,025    $ 94,924    $ 89,189    $ 85,562    $ 86,912
--------------------------------------------------------------------------------------------------------------------------
    Demand deposits .........................................   $ 29,612    $ 29,893    $ 28,329    $ 30,866    $ 31,114
    Time and savings deposits ...............................     51,441      54,946      51,892      45,962      47,223
    Other liabilities .......................................        365         314         221         135         530
    Stockholders' equity ....................................     10,607       9,771       8,747       8,599       8,045
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities & stockholders' Equity ................   $ 92,025    $ 94,924    $ 89,189    $ 85,562    $ 86,912
--------------------------------------------------------------------------------------------------------------------------
Selected Ratios (1)
    Return on equity ........................................      10.28%       8.73%       9.18%       9.43%      15.44%
    Return on assets ........................................       1.21%        .93%        .94%        .93%       1.34%
    Equity-to-assets ........................................      11.76%      10.69%      10.19%       9.86%       8.68%
Capital Ratios
    Leverage ratio ..........................................      11.23%      10.02%       9.92%       9.65%       8.90%
    Risk based capital
        Tier I ratio ........................................      18.50%      16.88%      14.49%      13.43%      11.70%
        Total capital ratio .................................      19.76%      18.14%      15.47%      14.22%      13.13%
Average Balances
    Total assets ............................................   $ 93,269    $ 92,197    $ 87,812    $ 85,075    $ 83,739
    Earning assets ..........................................     86,129      85,566      80,977      77,315      76,774
    Loans ...................................................     49,664      47,806      45,480      46,798      46,952
    Total deposits ..........................................     81,559      81,579      78,305      76,132      75,881
    Stockholders' equity ....................................     10,971       9,852       8,945       8,385       7,266
Common Share and Stockholder Data
    Market price, end of year ...............................   $  26.00    $  21.00    $  16.75    $  16.00    $  15.00
    Book value, end of year .................................      28.15       25.93       23.22       22.82       21.34
    Common dividends ........................................    263,747     263,747     263,747     263,747     263,747
    Dividend payout ratio ...................................      23.39%      30.67%      32.11%      33.32%      23.51%
    Average common shares outstanding .......................    376,782     376,782     376,782     376,782     376,782
--------------------------------------------------------------------------------------------------------------------------
(1)      Ratios are based on average balances

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

The Company was organized at the direction of the Board of Directors for the purpose of becoming a bank holding company pursuant to a Plan of Reorganization and Agreement of a Merger which was consummated on June 27, 1983, following receipt of the required regulatory and shareholder approval. On that date, (1) Delta National Bank was merged into the New Delta National Bank, (an "interim" California Banking Corporation organized as a wholly-owned subsidiary of the Company for the purpose of facilitating the formation of the Company), (2) the name of the New Delta National Bank was changed to "Delta National Bank" , and
(3) the stockholders of the Bank (with the exception of those stockholders who perfected their rights as deserting stockholders) became stockholders of the Company.

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

The latest available information indicates there were approximately 128 banking offices including the Bank's four offices operating throughout San Joaquin and Stanislaus county. The banking offices held approximately five billion in deposits of which approximately 81 million were held by the Bank. The Bank's deposit market share varies within the communities served by its offices ranging from 2% in Modesto, 15% in Manteca, 100% in Riverbank, and 100% in Denair.

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

Risk-adjusted capital guidelines were issued by bank regulatory authorities early in 1989. These guidelines assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I (core) capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. The Bank's Tier I and total risk-weighted ratios at December 31, 1996 were 18.50% and 19.76%, respectively.

In addition to the risk weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1996 was 11.23%.

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

In January, 1996, the FDIC further reduced the deposit insurance premiums paid by most banks. Under the new rate structure for the BIF, assessment rates were lowered by four cents per $100 of domestic deposits. Given the four cent reduction, the highest-rated institutions will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all other institutions were reduced by four cents per $100 as well, leaving a premium range of 3-27 cents per $100, instead of the previous 4-31 cents per $100.

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

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements, which were effective January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted and implemented SFAS No. 114 and SFAS No.
118, as of January 1, 1995.

Employees: The number of persons employed by the registrant is 63, as of December 31, 1996.

Economic Conditions and Governmental Monetary Policies: The Bank continues to service the two counties in which all of the branches are located and has slightly extended into one or more adjacent counties. The economic conditions within the service area of the Bank has improved significantly over the past year or more. Unemployment has been reduced and many companies have relocated to the central valley spurring peripheral business activity. The Bank continues to participate in the affordable housing market as well as agricultural lending.

The State of California, in general, has shown economic growth having adapted to the military cutbacks and provided solutions to the exodus of many large companies. State revenues appear to be adequate to sustain the upcoming budget process.

The national economy appears to be stable with some growth anticipated. Interest rates are expected to be manageable with only slight adjustments during the year. The Bank has successfully positioned itself to minimize interest rate risk by basing the majority of its assets and liabilities on a variable rate program. Given the volatility of all segments of the economy, the bank has developed a strategic plan that responds quickly to unforeseen events.

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

At December 31, 1996, the Company's total assets were $92,025,115, net loans amounted to $49,394,123, stockholders' equity was $10,607,355 and the allowance for loan losses was $1,082,278. This compares to total assets of $94,924,333, net loans of $46,519,819, stockholders' equity of $9,771,029 and allowance for loan losses of $1,219,304 at December 31, 1995. Total assets decreased 3.05% which was primarily due to a decrease in the securities portfolio of 22.54%. Although net loans increased 6.18%, total deposits decreased 4.46%, particularly in the regular savings category.

Net income for 1996 amounted to $1,127,600 or $2.99 per share, as compared with $859,877 or $2.28 per share earned in 1995. This represents a 3l.14% increase in 1996 over 1995. A significant portion of the increase in net income was due to increased interest income earned on commercial and real estate loans and a decrease in interest expense. Non-interest income also increased in 1996 and was primarily due to an increase in income from other real estate owned, other repossessed assets and mortgage department fees.

Earnings as measured by return on assets increased to 1.21% in 1996, compared to
 .93% in the prior year. Return on equity approximated 10.28% in 1996, compared to 8.73% in 1995. The increase in the return on equity is primarily due to a substantial increase in the net income for 1996. The increase in net income was attributed to a significant increase in non-interest income of 92.73% over 1995. In addition, the provision to loan losses for 1996 decreased 70.27% over 1995.

Non-accrual loans at year end amounted to $329,609, down from $1,694,556 at December 31, 1995. One loan makes up the major portion of the non-accrual loans in 1996. Two loans made up the major portion of the non-accrual loans in 1995, one of which was transferred to other repossessed assets and the other was transferred to OREO in 1996. At December 31, 1996, other real estate owned ("OREO") (net of the valuation allowance) totaled $500,000, compared with OREO of $560,600 at December 31, 1995. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,131,184 at December 31, 1996, which consisted of one real estate loan. Restructured loans were $1,146,080 at December 31, 1995 and consisted of the same loan as in 1996.

Although there was a decrease in the provision for loan losses, net charge-offs increased in 1996. The provision for loan losses was $185,540, down from $624,014 for 1995. Net loans charged-off amounted to $322,566 in 1996 versus $4,132 in 1995. The increase in net loans charged-off for 1996 is primarily due to two loans, one which was partially charged-off at the time of repossession and transferred to other repossessed assets and another loan which was partially charged-off at foreclosure and transferred to OREO.

Net interest income and net interest margin in 1996 were $5,284,428 and 6.13%, respectively, compared to $4,846,567 and 5.66%, respectively, for 1995. Net interest income increased approximately 9% in 1996. The increase was primarily due to increased interest income on commercial and real estate loans and a decrease in interest expense on deposits. Interest expense decreased 9.29% due to lower rates on deposits and decreased interest bearing balances.

Non-interest income amounted to $1,300,295 in 1996, compared to $674,677 in 1995. Income related to service charges on deposits increased $24,080. Income related to foreclosed assets which consists of otherreal estate owned and other repossessed assets increased $491,520. Other income which included mortgage department fee income increased $110,018. Total non-interest income increased 92.73% over the same period in 1995.

Operating expenses amounted to $4,506,583 in 1996, compared to $3,485,353 in 1995. This represents a 29.30% increase. FDIC assessments decreased $88,446 in 1996 while salaries, wages, and employee benefits increased due to normal operating expenditures and a contribution in 1996 to the employee profit sharing plan. Other increases in operating expenses were due to additions made to the valuation allowance for other real estate owned and expenses for other repossessed assets that were not made in 1995.

EARNINGS PERFORMANCE

Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential: The following table sets forth consolidated average daily balances of each principal category of assets, liabilities and stockholders' equity, interest on interest earning assets, and interest on interest bearing liabilities, and the average yields earned or rates paid thereon for the years ended December 31, 1996, 1995 and 1994. The table also shows the net interest earnings and the net yield on average earning assets. Averages were computed based upon daily balances.

-----------------------------------------------------------------------------------------------------------------------------------
                                                 1996                             1995                            1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Interest  Average                Interest  Average               Interest  Average
                                      Average    Income/   Yield/      Average    Income/   Yield/     Average    Income/   Yield/
(In Thousands)                        Balance    Expense    Rate       Balance    Expense    Rate      Balance    Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Deposits with other inst
    institutions ..................   $   268    $   13       --       $     1    $   --       --      $    --    $    --      --
    Investment Securities: (5)
        U. S. treasury ............        37        --       --         1,638        68     4.15%       2,797        119    4.25%
        U. S. government agency ...    29,186     1,798     6.16%       25,612     1,676     6.54%      18,170        944    5.20%
        Obligations of states and
        political subdivisions (2).     1,047        59     5.64%        2,536       118     4.65%       4,082        176    4.31%
        Corporate bonds ...........       337        16     4.75%        2,919       135     4.62%       4,730        238    5.03%
        Other .....................        94         3     3.19%           55         3     5.45%          55          2    3.64%
    Federal funds sold ............     5,496       301     5.48%        4,999       301     6.02%       5,663        243    4.29%
    Loans-interest & fees (1)(4)...    49,664     5,832    11.74%       47,806     5,564    11.64%      45,480      4,890   10.75%
-----------------------------------------------------------------------------------------------------------------------------------
        Total Earning Assets ......   $86,129    $8,022     9.31%      $85,566    $7,865     9.19%     $80,977    $ 6,612    8.17%
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...........     3,770                            3,972                           4,400
Premises and equipment ............     1,227                              695                             513
Other Assets ......................     2,143                            1,964                           1,922
                                      -------                          -------                         -------
    Total Assets ..................   $93,269                          $92,197                         $87,812
                                      -------                          -------                         -------
Deposits:
    Non-interest bearing ..........   $13,987    $   --       --       $12,786    $   --       --      $12,072    $    --      --
    Interest bearing ..............    67,572     2,738     4.05%       68,793     3,019     4.39%      66,233      2,310    3.49%
-----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits ................   $81,559    $2,738     3.36%      $81,579    $3,019     3.70%     $78,305    $ 2,310    2.95%
-----------------------------------------------------------------------------------------------------------------------------------
Other liabilities .................       739                              766                             562
Stockholders' equity ..............    10,971                            9,852                           8,945
                                      -------                          -------                         -------
    Total liabilities and
    stockholders' equity ..........   $93,269                          $92,197                         $87,812
                                      -------                          -------                         -------
As a percentage of earning assets:
Interest and fee income ...........              $8,022     9.31%                 $7,865     9.19%                $ 6,612    8.17%
Interest expense ..................               2,738     3.18%                  3,019     3.53%                  2,310    2.85%
                                                 ------    ------                 ------    ------                -------   ------
Net interest income/net
interest margin (3) ...............              $5,284     6.13%                 $4,846     5.66%                $ 4,302    5.32%
                                                 ------    ------                 ------    ------                -------   ------
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loan interest includes loan fees of $627,619, $431,406, and $472,036 in 1996, 1995, and 1994, respectively.
(2) Tax exempt interest income includes $24,000, $48,000, and $65,000 in 1996, 1995, and 1994, respectively to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Non-accruing loans not yet charged off are included in the loan balance.
(5) Average available-for-sale securities totaled $11,850,000, $17,650,000,and $17,422,000 in 1996, 1995 and 1994,respectively.
    Average held-to-maturity securities totaled $18,757,000, $15,055,000, and $12,357,000 in 1996, 1995, and 1994, respectively.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income increased 9% to $5,284,428 for the year ended December 31, 1996, compared to $4,846,567 in 1995 and $4,301,578 in 1994. Net interest income increased primarily due to increased income on commercial and real estate loans and a decrease in interest expense on deposits. Interest expense decreased 9.29% over 1995 which was primarily due to lower interest rates and falling interest bearing deposit balances.

Net interest margin increased to 6.13% for 1996 from 5.66% for 1995, and 5.32% in 1994. The increase in income is a result of sound lending and investing practices, cost control methods and prudent management decisions.

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table summarizes the changes in net interest income for the major categories of interest-earning assets and interest-bearing liabilities for 1996 and 1995. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Changes not solely attributable to volume or rate have been allocated to volume. Non-accrual loans are included in average loans used to compute this table.

--------------------------------------------------------------------------------
                                        1996 Over 1995        1995 Over 1994

(In Thousands)                      Volume   Rate  Total   Volume  Rate   Total
--------------------------------------------------------------------------------
Increase/(Decrease) in:
    Loans, net of unearned income
      and deferred loan fees.....   $ 177   $  90  $ 267   $ 225   $ 450 $  675
    Interest-bearing deposits
    placed with banks............      65     (52)    13      --      --     --
    Taxable securities...........     (46)    (30)   (76)    200     354    554
    Tax-exempt securities (1)....     (61)     14    (47)    (45)     12    (33)
    Federal funds sold ..........      30     (30)     0     (29)     86     57
--------------------------------------------------------------------------------
        Total interest income ...   $ 165   $  (8) $ 157   $ 351   $ 902 $1,253
--------------------------------------------------------------------------------
    Total interest bearing
    deposits ....................   $ (54)  $(227) $(281)  $  89   $ 619 $  708
 -------------------------------------------------------------------------------
        Total interest expense ..   $ (54)  $(227) $(281)  $  89   $ 619 $  708
--------------------------------------------------------------------------------
    Changes in net interest
    income ......................   $ 219   $ 219  $ 438   $ 262   $ 283 $  545
--------------------------------------------------------------------------------
(1)   Interest income is reflected on a fully tax equivalent basis.

Provision for Loan Losses: The provision for loan losses totaled $185,540 for 1996, compared to $624,014 for 1995 and $191,750 in 1994. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $1,300,295 for 1996, up 92.73% from $674,677 for 1995 and $692,648 in 1994. Service charges on deposits increased approximately 4.95% in 1996. Total non-interest income increased due to increased income on other real estate owned and other repossessed assets as well as an increase in mortgage department fee income. Included in 1995 income is a pre-tax gain on the sale of one OREO property.

The following represents a breakdown of non-interest income for 1996, 1995 and 1994:
--------------------------------------------------------------------------------
(In Thousands)                                   1996        1995        1994
--------------------------------------------------------------------------------
Service charges on deposit accounts .......  $  510,753  $  486,673  $  516,347
Income OREO ...............................      61,262      26,655        --
Income on other repo assets ...............     456,913        --          --
Mortgage department fee income ............     107,090      25,252      28,774
Gain on sale of OREO ......................       5,674      26,128        --
Gain on sale of fixed assets ..............       8,960        --         2,912
Other income ..............................     149,643     109,969     144,615
--------------------------------------------------------------------------------
    Total .................................  $1,300,295  $  674,677  $  692,648
--------------------------------------------------------------------------------

Non-Interest Expense: Non-interest expense amounted to $4,506,583 in 1996, compared to $3,485,353 in 1995 and $3,442,079 in 1994. FDIC assessments decreased 68.50% in 1996 due to reduced BIF assessments. Professional fees decreased 12.61%. Salaries and wages increased due to normal operating expenditures. Employee benefits expense increased in 1996 over 1995 due to a contribution of $150,000 that was made to the employee profit sharing plan. A $100,000 contribution was made to the plan in 1995. Total operating expenses increased 29.30% over the same period in 1995. Other increases in operating expenses were due to additions made to the valuation allowance for other real estate owned and expenses relating to other repossessed assets that were not made in 1995.

--------------------------------------------------------------------------------
(In Thousands)                                  1996        1995         1994
--------------------------------------------------------------------------------
Salaries and wages ......................   $1,839,069   $1,589,306   $1,502,791
Employee benefits .......................      378,472      307,076      222,797
Occupancy and equipment .................      749,379      673,222      586,905
Stationary and supplies .................       87,595       84,328       91,022
Professional fees .......................      135,567      155,132      137,757
FDIC assessments ........................       40,671      129,117      207,213
Other operating .........................      575,985      447,284      392,452
Writedown of OREO .......................      112,560       37,923      261,544
OREO expenses ...........................       23,589       29,184       39,598
Other repo assets expense ...............      550,274         --           --
Loss on sale of fixed assets ............         --         15,781         --
Loss on sale of other repo assets .......       13,422         --           --
Loss on sale of OREO ....................         --           --           --
Loss on sale of available-for-sale
security ................................         --         17,000         --
--------------------------------------------------------------------------------
    Total ...............................   $4,506,583   $3,485,353   $3,442,079
--------------------------------------------------------------------------------

INCOME TAXES

For the year ended December 31, 1996, the Company filed a consolidated Federal income tax return and State return. At December 31, 1996, the Company had a $397,000 net deferred tax asset. Income tax expense reflects rates on earnings before income taxes of 40.42% and 39.1% for the two years ended December 31, 1996 and 1995, respectively.

ASSET LIABILITY MANAGEMENT

Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During 1996, the Company continued to maintain a high level of liquidity. Highly liquid assets consisting of cash, deposits placed with banks, federal funds sold and securities available-for-sale averaged approximately $21,384,000 or 22.93% of average total assets as compared with approximately $26,622,000 or 28.9% of average total assets for 1995. At year end, the Bank had a liquidity ratio of 20.44%.

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

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

----------------------------------------------------------------------------------------------------------------
                                     0 - 30     31 - 90     3 - 6        6 - 12     1 - 5       5
(In Thousands)                        Days       Days       Months       Months     Years     Years     Total
----------------------------------------------------------------------------------------------------------------
Earning Assets:
    Fed funds sold ................  $ 7,600    $    --     $    --      $    --    $   --    $    --   $ 7,600
    Deposit accounts with
    other banks ...................      676         --          --           --        --         --       676
    Securities: (3) (6)
        U. S. government
        agencies ..................       --     14,857      10,275           --        --         22    25,154
        Municipals ................       --         --          --           --        --        390       390
    Loans: (1)
        Commercial - fixed ........       49      1,043       1,500        1,807     2,333        330     7,062
        Commercial - variable (2)..   14,318         --          --           --        --         --    14,318
        Real estate - fixed .......      198        120         390          640       549         50     1,947
        Real estate - variable ....   25,618         --          --           --        --         --    25,618
        Installment (4) ...........       42         18          62           94     1,029         --     1,245
----------------------------------------------------------------------------------------------------------------
    Total loans ...................  $40,225    $ 1,181     $ 1,952      $ 2,541   $ 3,911    $   380   $50,190
----------------------------------------------------------------------------------------------------------------
    Total assets ..................  $48,501    $16,038     $12,227      $ 2,541   $ 3,911    $   792   $84,010
----------------------------------------------------------------------------------------------------------------
Source of Funds:  Deposits
        Interest-bearing
        demand deposits ...........  $12,909         --          --           --        --         --   $12,909
        Time deposits greater than
        $ 100,000..................    3,507      3,490       4,967        5,974     3,969         --    21,907
        Time deposits less than
        $ 100,000..................    1,716      1,923       6,437        2,228       959         --    13,263
        Passbook time deposits
        - variable ................    5,423         --          --           --        --         --     5,423
        Savings (5) ...............       --      9,091          --           --        --         --     9,091
----------------------------------------------------------------------------------------------------------------
    Total deposits ................  $23,555    $14,504     $11,404      $ 8,202   $ 4,928    $    --   $62,593
----------------------------------------------------------------------------------------------------------------
    Total liabilities .............  $23,555    $14,504     $11,404      $ 8,202   $ 4,928    $    --   $62,593
----------------------------------------------------------------------------------------------------------------
    Gap ...........................  $24,946    $ 1,534     $   823      $(5,661)  $(1,017)   $   792   $21,417
----------------------------------------------------------------------------------------------------------------
    Cumulative interest
    sensitivity gap ...............  $24,946    $26,480     $27,303      $21,642   $20,625    $21,417   $21,417
----------------------------------------------------------------------------------------------------------------

(1)  Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB and other stock is not included in the balance.

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse affect on net interest income. As illustrated by the table, the Company maintained a positive gap at December 31, 1996. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1996. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.

BALANCE SHEET ANALYSIS

Cash and Due from Banks: Average cash and due from banks for the year ended December 31, 1996 was $3,770,428, down 5.1% from the prior year average of $3,972,362 due to increased loan activity and lower cash balance requirements.

Securities: The fair value of available-for-sale securities totaled $10,349,542 at December 31, 1996, as compared to $12,926,352 at the end of 1995, with balances averaging approximately $11,850,000 and $17,650,000, respectively. The decrease in available-for-sale securities was primarily due to investments that matured during the year. All but one of the new securities purchased in 1996 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. As of December 31, 1996, available-for-sale securities made up 40% of the securities portfolio. The majority of these securities are variable rate at 98% of the securities portfolio and 2% are fixed rate. One available-for-sale security was sold in 1995 resulting in a loss of $17,000.

The Company's short-term investments, consisting of securities available-for-sale and federal funds sold averaged approximately $17,346,000 for 1996, compared to approximately $22,649,000 for 1995. These investments amounted to $17,949,542 at year-end 1996, compared to $20,526,352 for 1995. In 1996, the securities portfolio consisted primarily of U.S. government agency securities. In 1996, federal funds sold averaged approximately $5,496,000 as compared to approximately $4,999,000 in 1995. The amortized cost of held-to-maturity securities totaled $15,428,286 in 1996, compared to $20,351,537 in 1995.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending 1996 and 1995:

--------------------------------------------------------------------------------
At December 31,  (In Thousands)                            1996         1995
--------------------------------------------------------------------------------
Available-for-sale:
    U. S. government agencies ......................   $ 9,725,856   $12,188,734
    States & political subdivisions ................       389,776       605,656
    Corporate bonds and other ......................       204,350        55,350
--------------------------------------------------------------------------------
        Total ......................................   $10,319,982   $12,849,740
--------------------------------------------------------------------------------
Held-to-maturity:
    U. S. government agencies ......................   $15,428,286   $18,252,276
    States & political subdivisions ................          --         695,578
    Corporate bonds and other ......................          --       1,403,683
--------------------------------------------------------------------------------
        Total ......................................   $15,428,286   $20,351,537
--------------------------------------------------------------------------------

The following tables show the amortized cost (book value) and maturities of securities at December 31, 1996 and the weighted average yields (1).

---------------------------------------------------------------------------------------------------------------
                                                   Securities/Maturities - December 31, 1996
                        ---------------------------------------------------------------------------------------
                                                    After 1 but           After 5 but
                           Within 1 year          Within 5 Years        Within 10 Years       After 10 Years
                        ---------------------------------------------------------------------------------------
                           Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
---------------------------------------------------------------------------------------------------------------
Available-for-sale: (3)
    U.S. government
    agencies ..........   $   607,055   5.79%   $   919,202   6.52%   $ 8,199,599   6.65%   $      --       --
    States & political
    subdivisions (2) ..            --     --             --     --             --     --       389,776   13.50%
---------------------------------------------------------------------------------------------------------------
        Total .........   $   607,055   5.79%   $   919,202   6.52%   $ 8,199,599   6.65%   $  389,776   13.50%
---------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U.S. government
    agencies ..........   $    23,020   8.14%   $ 3,171,817   8.00%   $10,642,289   7.35%   $ 1,591,160   7.57%
    States & political
    subdivisions (2) ..            --     --             --     --             --     --             --     --
---------------------------------------------------------------------------------------------------------------
        Total .........   $    23,020   8.14%   $ 3,171,817   8.00%   $10,642,289   7.35%   $ 1,591,160   7.57%
---------------------------------------------------------------------------------------------------------------

(1)  Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve and other stock not included in balance.

Loan Composition: The loan portfolio totaled $49,394,123 at December 31, 1996 with a 6.18% increase over $46,519,819 in 1995. There was a shift from commercial loans to real estate construction and mortgage loans. Real estate construction increased approximately 46% over the same period in 1995. Consumer loans continue to decline due to recessionary influences and competition.

The composition of the Bank's loan portfolio as of December 31, is as follows:

--------------------------------------------------------------------------------
                                            Percentage                Percentage
                                             of Total                  of Total
                                 1996         Loans         1995         Loans
--------------------------------------------------------------------------------
Commercial, financial and
agricultural................ $ 21,428,989      42.16%    $ 22,755,013    47.30%
Real Estate - construction..   13,404,461      26.37%       9,175,475    19.10%
Real Estate - mortgage .....   14,160,539      27.86%      14,090,502    29.30%
Installment loans to
individuals ................    1,837,465       3.61%       2,073,749     4.30%
--------------------------------------------------------------------------------
                             $ 50,831,454     100.00%    $ 48,094,739   100.00%
Unearned discount ........        (61,208)                    (80,189)
Allowance for possible
loan losses ..............     (1,082,278)                 (1,219,304)
Deferred loan fees .......       (293,845)                   (275,427)
--------------------------------------------------------------------------------
    Loans, net (l) .......   $ 49,394,123                 $46,519,819
--------------------------------------------------------------------------------
(1)  There were no lease financing or foreign loans

Loan maturities as of December 31, 1996 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                 RE            RE
                                   Comc'l        Comc'l        Const.        Const.        Other          Other
                     Total         Fixed        Variable        Fixed       Variable       Fixed        Variable
--------------------------------------------------------------------------------------------------------------------
One year or
less ...........   $25,086,302   $ 4,446,973   $ 5,705,311   $   553,626   $ 9,941,309   $ 1,566,918   $ 2,872,165
After one year
through five
years ..........    21,376,837     2,333,327     6,234,807             -     2,909,526     1,560,338     8,338,839
After five
years ..........     4,368,315       330,291     2,378,280             -             -        50,056     1,609,688
--------------------------------------------------------------------------------------------------------------------

    Total ......   $50,831,454   $ 7,110,591   $14,318,398   $   553,626   $12,850,835   $ 3,177,312   $12,820,692
--------------------------------------------------------------------------------------------------------------------

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 54% of the Bank's loans are for real estate and construction and approximately 42% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

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

Allowance for Loan Losses: The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,082,278 or 2.13% of total gross loans at December 31, 1996, compared to $1,219,304 or 2.54% at December 31, 1995 and $599,422 or 1.25% at December 31, 1994. The increase in the allowance in 1995 was primarily a response to the state of the dairy industry at that time which had somewhat deteriorated. One dairy loan in particular accounted for a significant portion of the increase to the allowance in 1995 over 1994. As of December 31, 1996, the allowance reflects the inherent risk in each component of the portfolio in addition to a sizeable allocation for a commercial retail center that is experiencing difficulty in leases and cash flow.

The provision for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this provision to be quite manageable. Loans totaling $488,608 were charged off during the period and $166,042 was collected in recoveries. Loans charged off totaled $112,366 in 1995 and $563,719 in 1994, while recoveries totaled $108,234 and $163,848, respectively. As a percent of average loans outstanding during the year, net loans charged off were
 .65% in 1996, .009% in 1995, and .88% in 1994.

The following table summarizes the loan loss experience of the Company for 1996, 1995, and 1994:

--------------------------------------------------------------------------------
                                         1996            1995          1994
--------------------------------------------------------------------------------
Balance at January 1 ..............   $1,219,304     $  599,422     $  807,543
Charge Offs:
    Commercial, financial and
    agricultural ..................     (324,340)          --         (357,634)
    Real Estate - construction ....      (61,638)          --             --
    Real Estate - mortgage ........      (48,696)          --         (163,896)
    Installment loans to
    individuals ...................      (53,934)      (112,366)      ( 42,189)
--------------------------------------------------------------------------------
           Total Charge Offs ......     (488,608)      (112,366)      (563,719)
--------------------------------------------------------------------------------
Recoveries:
    Commercial, financial and
    agricultural ..................         --            1,390          3,448
    Real Estate - construction ....      123,139         80,425         80,436
    Real Estate - mortgage ........        2,000          2,200         60,292
    Installment loans to
    individuals....................       40,903         24,219         19,672
--------------------------------------------------------------------------------
           Total Recoveries .......      166,042        108,234        163,848
--------------------------------------------------------------------------------
Net charge offs ...................     (322,566)      (  4,132)      (399,871)
Additions charged to operations ...      185,540        624,014        191,750
--------------------------------------------------------------------------------
Balance at December 31, ...........   $1,082,278     $1,219,304     $  599,422
--------------------------------------------------------------------------------
Ratio of net charge-offs during
period to average loans
outstanding .......................      .650%          .009%          .879%
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

--------------------------------------------------------------------------------
                                      1996                       1995
--------------------------------------------------------------------------------
                                           Percentage                Percentage
                                            of Loans                  of Loans
                                            in each                   in each
                                          Category to               Category to
                                             Total                     Total
                                Allowance    Loans        Allowance    Loans
--------------------------------------------------------------------------------
Commercial, financial and
agricultural ...............   $  276,128    42.16%     $  599,783     47.30%
Real Estate - construction .      258,633    26.37%        262,944     19.10%
Real Estate - mortgage .....      509,594    27.86%        313,455     29.30%
Installment loans to
individuals ................       37,923     3.61%         43,122      4.30%
Unallocated ................            -      -                 -         -
--------------------------------------------------------------------------------
    Total Reserves .........   $1,082,278   100.00%     $1,219,304    100.00%
--------------------------------------------------------------------------------

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including non-accrual loans and troubled debt restructuring) at December 31, 1996 and 1995 were $3,945,378 and $9,189,084, respectively. Of the total classified, one of the loans was classified as doubtful at the end of 1996 totalling $71,634 and none were classified as doubtful at the end of 1995. Management is not aware of any other material credit which there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.

Impaired Loans: Impaired loans, as defined, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Impaired loans totaled $1,460,793 at December 31, 1996 and $2,840,637 at year end 1995, of which $1,131,184 and $1,146,080, respectively are the result of a troubled debt restructuring. The average investment in impaired loans during 1996 was approximately $1,850,000, compared to $1,572,000 in 1995. The total allowance for loan losses relating to these loans was $281,345 and $334,981, respectively, for 1996 and 1995. Total cash collected on impaired loans during 1996 approximated $710,800, compared to $78,800 in 1995. In 1996, $602,600 was credited to the principal balance outstanding and $108,200 was recognized as interest income. In 1995, $6,300 was credited to the principal balance outstanding, and $72,500 was recognized as interest income. Interest income that would have been recognized on impaired loans was approximately $205,000 and $210,000 for the years ended December 31, 1996 and 1995, respectively.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amounts due according to the contractual terms include both principal and interest. The Company has determined that the definition of impaired loans will include any loans placed on non-accrual status and any loans which have had a modification of terms under troubled debt restructuring. Loans in the amount of $300,000 or more will be evaluated individually. Large groups of smaller-balance homogenous loans, under $300,000, will be evaluated on a composite basis using historical data, such as average recovery period and average amount recovered, along with a composite rate of interest as a means of measuring for impairment. Loans that are not evaluated individually will be grouped together by similar risk characteristics. The following categories will be grouped together: Agricultural, Commercial, Real Estate Construction, Residential Real Estate, Consumer, and Commercial Real Estate loans.

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

--------------------------------------------------------------------------------
Recorded Investment                                        1996          1995
--------------------------------------------------------------------------------
Principal amount of impaired loans .................    $1,460,793    $2,840,637
Accrued Interest ...................................         4,068           267
Deferred loan costs ................................           231         1,408
--------------------------------------------------------------------------------
                                                         1,465,092     2,842,312
Less valuation allowance ...........................       281,345       334,981
--------------------------------------------------------------------------------
Total carrying value ...............................    $1,183,747    $2,507,331
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Valuation Allowance                                        1996          1995
--------------------------------------------------------------------------------
Valuation allowance at beginning of period ..........    $ 334,981     $       -
Net charges to operations for impairment ............      307,911       334,981
Direct write-downs ..................................     (361,547)            -
Recoveries ..........................................         --               -
--------------------------------------------------------------------------------

Valuation allowance at end of period ................    $ 281,345     $ 334,981
--------------------------------------------------------------------------------

Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.

--------------------------------------------------------------------------------
At December 31,                                       1996             1995
--------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans .........................   $    --           $1,200,342

    Real estate loans ........................      329,609           494,214
    Consumer loans ...........................        --                --
--------------------------------------------------------------------------------
        Total non-accrual loans ..............   $  329,609        $1,694,556
--------------------------------------------------------------------------------
Loans past due 90 days or more
still accruing interest ......................        --                --
--------------------------------------------------------------------------------
Troubled debt restructuring ..................   $1,131,184        $1,146,080
--------------------------------------------------------------------------------

Non-accrual loans at year-end amounted to $329,609, down from $1,694,556 at December 31, 1995. One real estate loan makes up the major portion of the non-accrual loans. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for 1996 and 1995 was $55,425 and $115,869, respectively. There was no interest income included in net income for the period for non-accrual loans. There were no loans past due 90 days or more which were still accruing interest.

Management is constantly aware of the need for maintaining high credit standards. The Company is not involved in foreign lending and is not engaged in high yield, high risk loans. A loan is placed on non-accrual status when either principal or interest is in default for 90 days more, or when external factors indicate that payment in full of principal and interest appears unlikely unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued but uncollected shall be reversed against the appropriate income account. In most cases, if the loan is rated substandard or better, payments shall be applied to interest first and then principal provided no loss is anticipated. If a loss is anticipated, all payments shall be applied to principal first and then interest. When one loan of a customer is placed on non-accrual status, related borrowings will be evaluated as to whether they should also be placed on non-accrual status. Non-accrual loans will be restored to an accruing status when principal and interest is no longer past due and unpaid, or the loan otherwise becomes well secured and in the process of collection.

A troubled debt restructuring occurs when the Bank, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,131,184 at December 31, 1996 and $1,146,080 at December 31, 1995. All
restructured loans were current as to principal and interest.

Foreclosed real estate owned includes real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the real estate provided that the adjusted carrying amount does not exceed the original carrying amount at the date of foreclosure. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses. Total foreclosed real estate was $784,193 at December 31, 1996, compared to total foreclosed real estate of $856,167 at December 31, 1995. At the end of 1996, this consisted of two properties, one of which represents bare land. The second property is a condominium complex consisting of eight units which were completed and placed in service as rental units by the Bank. The valuation allowance at the end of 1996 totaled $284,193 and $295,567 in 1995.

FUNDING SOURCES

Deposits: Total deposits amounted to $81,052,506 at December 31, 1996, compared to $84,839,377 at the end of 1995, a decrease of 4.5%. Average deposits during the year were approximately $81,559,000 and $81,579,000, respectively, for 1996 and 1995.

Non-interest bearing demand deposits averaged approximately $13,987,000 in 1996, compared to $12,786,000 in 1995. Interest bearing deposits averaged approximately $67,572,000 in 1996, a decrease of 1.8%, or $1,221,000 from the average for 1995.

--------------------------------------------------------------------------------
                                           1996                     1995
--------------------------------------------------------------------------------
                                    Average     Average      Average    Average
                                    Balance      Rate        Balance     Rate
--------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts ....   $14,186,109    1.88%     $14,368,972   2.12%
         Savings ..............    18,142,195    4.24%      21,271,869   3.91%
         Time deposits (1) ....    35,243,466    4.13%      33,152,076   5.59%
Non-interest bearing deposits..    13,987,382               12,786,029
--------------------------------------------------------------------------------
 (1) Included at December 31, 1996 are $21,906,825 in time certificates of $100,000 or more, of which $6,997,212 matures in 3 months or less, $4,967,265 matures in 3 to 6 months, $5,973,745 matures in 6 to 12 months, and $3,968,603 matures in more than 12 months.

Other Borrowings: There were no other borrowings as of December 31, 1996 or December 31, 1995.

Capital: Retained earnings from operations has been the primary source of new capital for the Company. As of December 31, 1996, stockholders' equity was $10,607,355, compared to $9,771,029 at year-end 1995. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At December 31, 1996, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at December 31, 1996 were as follows:

--------------------------------------------------------------------------------
                               Minimum        1996        1995       1994
--------------------------------------------------------------------------------
Risk Based Capital Ratio        8.00%        19.76%      18.14%     15.47%
Tier I Ratio                    4.00%        18.50%      16.88%     14.49%
Leverage Ratio                  3.00%        11.23%      10.02%      9.92%
--------------------------------------------------------------------------------

                        SELECTED STATISTICAL INFORMATION

FINANCIAL RATIOS

The following table shows key financial ratios for the Company for 1996, 1995 and 1994:

--------------------------------------------------------------------------------
                                                         1996     1995     1994
--------------------------------------------------------------------------------
Net income as a percentage of:
    Average stockholders' equity ....................   10.28%    8.73%    9.18%
    Average total assets ............................    1.21%     .93%     .94%
    Average earning assets ..........................    1.31%    1.01%    1.01%
Stockholders' equity at year-end as a percentage of:
    Total assets at year-end ........................   11.53%   10.29%    9.81%
    Net loans at year-end ...........................   21.47%   21.00%   18.60%
    Total deposits at year-end ......................   13.09%   11.52%   10.90%
Average stockholders' equity as a percentage of:
    Average assets ..................................   11.76%   10.69%   10.19%
    Average loans ...................................   22.09%   20.61%   19.67%
    Average deposits ................................   13.45%   12.08%   11.42%
--------------------------------------------------------------------------------

PROPERTIES

Manteca Branch - In 1981 the Bank acquired the property located at 611 North Main Street in Manteca, California, for $308,000. The Company's headquarters and administrative offices are also located there. The property consists of 2.4 acres and a building of approximately 13,000 square feet. On December 31, 1987, the property was transferred to the Company. Under the terms of the lease which expires in January, 1998, the Bank pays the Company $2,000 per month.

Riverbank Branch - In 1996, the Bank leased the facility located at 3300 Santa Fe in Riverbank, California. Under the terms of the lease which expires in April, 1997, the Bank pays $3,000 per month. Land was purchased by the Bank in 1995 for the purpose of building a new Riverbank facility. The facility is projected to be open by the end of 1997 or beginning of 1998.

Denair Branch - The Bank currently leases the facility located at 4701 Main Street, Denair, California. Under the terms of the lease the Bank currently pays $3,100 per month. The lease expires in July, 1998 with the option of renewing until 2003 and then again until the year 2008.

Modesto Branch - The Bank currently leases the facility located at 1901 McHenry Ave, Modesto, California. Under the terms of the lease the Bank currently pays $1,721 per month. The lease expires in the year 2000 with one ten year option available.

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

The following table states the high and low sales prices of the Company's stock for all quarters in 1996 and 1995:

--------------------------------------------------------------------------------
                                     1996                    1995

                                High        Low        High        Low
--------------------------------------------------------------------------------
First  Quarter ........       $  35.00   $  26.00    $  17.50   $  16.50

Second Quarter ........          28.00      26.00       17.00      16.75

Third Quarter .........          26.00      23.00       19.50      19.00

Fourth Quarter ........          27.00      26.00       21.00      19.50
--------------------------------------------------------------------------------

There can be no assurance that an established public market for the common stock will develop and the Company presently has no intention to seek the listing of the common stock on any Securities Exchange or quotation on the NASDAQ inter dealer quotation system, in the foreseeable future.

As of December, 1996, the Company had approximately 315 holders of record of Delta National Bancorp Stock. The stockholders of the Company will be entitled to receive dividends when and as declared.

The following table shows the dividends declared and paid by the Company for the years 1996, 1995 and 1994:

--------------------------------------------------------------------------------
                                                1996        1995        1994
--------------------------------------------------------------------------------
Cash Dividends Paid ....................    $ 263,747   $ 263,747   $ 263,747
Dividend payout ratio ..................       23.39%      30.67%      32.11%
Book value at year end .................   $   28.15    $  25.93    $  23.22
Market price/book value at year end ....       92.35%      80.99%      72.13%
--------------------------------------------------------------------------------

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                          1996          1995
                                                      -----------   -----------

Cash and due from banks ......................         $ 5,052,387   $ 4,330,351
Interest-bearing deposits in bank ............             676,115        51,043
Federal funds sold ...........................           7,600,000     7,600,000
                                                       -----------   -----------
       Total cash and cash
           equivalents (notes A13 and B) .....          13,328,502    11,981,394

Securities available-for-sale(notes A4 and C).          10,349,542    12,926,352
Securities held-to-maturity(notes A3 and C) ..          15,428,286    20,351,537
Loans, net (notes A5, A6, and D) .............          49,394,123    46,519,819
Property and equipment (notes A7 and E) ......           1,719,682     1,342,500
Interest receivable and other assets
(notes A8, F, G and K)........................           1,804,980     1,802,731
                                                       -----------   -----------

                                                       $92,025,115   $94,924,333
                                                       ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Demand - non interest-bearing ............         $16,702,725   $15,980,639
    Demand - interest-bearing ................          12,908,637    13,912,667
    Regular savings ..........................          16,271,723    19,375,825
    Time, under $100,000 (note H) ............          13,262,596    10,710,398
    Time, $100,000 and over (note H) .........          21,906,825    24,859,848
                                                       -----------   -----------

           Total deposits ....................          81,052,506    84,839,377

Accrued interest and other liabilities .......             365,254       313,927
                                                       -----------   -----------

           Total liabilities .................          81,417,760    85,153,304

Stockholders' equity
    Common stock, no par value
       Authorized - 5,000,000 shares
       Issued and outstanding-376,782 shares..           3,531,886     3,531,886
    Retained earnings ........................           7,058,211     6,194,358
    Net unrealized appreciation on securities
       available-for-sale, net of tax of $12,302
       and $31,827 at December 31, 1996 and
       1995, respectively (note C) ...........              17,258        44,785
                                                       -----------   -----------

           Total stockholders' equity ........          10,607,355     9,771,029
                                                       -----------   -----------

                                                       $92,025,115   $94,924,333
                                                       ===========   ===========

        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                               1996          1995        1994
                                            ----------   ----------   ----------
Interest income
   Interest and fees on loans ...........   $5,831,747   $5,564,417   $4,889,682
   Securities available-for-sale ........      728,848    1,023,444    1,004,370
   Securities held-to-maturity ..........    1,148,438      976,537      474,260
   Federal funds sold ...................      300,689      300,467      243,408
   Interest-bearing deposits in banks ...       12,934          215           50
                                            ----------   ----------   ----------

      Total interest income .............    8,022,656    7,865,080    6,611,770

Interest expense on deposits (note J) ...    2,738,228    3,018,513    2,310,192
                                            ----------   ----------   ----------

      Net interest income ...............    5,284,428    4,846,567    4,301,578

Provision for loan losses ...............      185,540      624,014      191,750
                                            ----------   ----------   ----------

      Net interest income after
        provision for loan losses .......    5,098,888    4,222,553    4,109,828

Other income
   Service charges on deposits ..........      510,753      486,673      516,347
   Foreclosed assets (note F) ...........      518,175       26,655         --
   Other ................................      271,367      161,349      176,301
                                            ----------   ----------   ----------
                                             1,300,295      674,677      692,648
                                            ----------   ----------   ----------
Other expenses
   Salaries and wages ...................    1,839,069    1,589,306    1,502,791
   Employee benefits ....................      378,472      307,076      222,797
   Occupancy and equipment ..............      749,379      673,222      586,905
   Foreclosed assets (note F) ...........      686,423       67,107       29,198
   Stationery and supplies ..............       87,595       84,328       91,022
   Professional fees ....................      135,567      155,132      137,757
   FDIC assessments .....................       40,671      129,117      207,213
   Other operating ......................      589,407      480,065      664,396
                                            ----------   ----------   ----------
                                             4,506,583    3,485,353    3,442,079
                                            ----------   ----------   ----------

      Earnings before income taxes ......    1,892,600    1,411,877    1,360,397

Income taxes (notes A9 and K) ...........      765,000      552,000      539,000
                                            ----------   ----------   ----------

      NET EARNINGS ......................   $1,127,600   $  859,877   $  821,397
                                            ==========   ==========   ==========

Net earnings per share (note A11) .......   $     2.99   $     2.28   $     2.18
                                            ==========   ==========   ==========
        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three years ended December 31, 1996




                                                                            Net change
                                                                           in available-
                                        Common stock          Retained       for-sale
                                    Shares      Amount        earnings      securities         Total
Balances at
   January 1, 1994 .......        376,782   $  3,531,886   $  5,040,578    $     26,243    $  8,598,707

Cash dividends
   paid ($.70 per share) .           --             --         (263,747)           --          (263,747)

Net changes in
   unrealized depreciation
   on available-for-sale
   securities ............           --             --             --          (408,822)       (408,822)

Net earnings .............           --             --          821,397            --           821,397
                             ------------   ------------   ------------    ------------    ------------

Balances at
   December 31, 1994 .....        376,782      3,531,886      5,598,228        (382,579)      8,747,535

Cash dividends
   paid ($.70 per share) .           --             --         (263,747)           --          (263,747)

Net changes in
   unrealized appreciation
   on available-for-sale
   securities ............           --             --             --           427,364         427,364

Net earnings .............           --             --          859,877            --           859,877
                             ------------   ------------   ------------    ------------    ------------

Balances at
   December 31, 1995 .....        376,782      3,531,886      6,194,358          44,785       9,771,029

Cash dividends
   paid ($.70 per share) .           --             --         (263,747)           --          (263,747)

Net changes in
   unrealized appreciation
   on available-for-sale
   securities ............           --             --             --           (27,527)        (27,527)

Net earnings .............           --             --        1,127,600            --         1,127,600
                             ------------   ------------   ------------    ------------    ------------

Balances at
   December 31, 1996 .....        376,782   $  3,531,886   $  7,058,211    $     17,258    $ 10,607,355
                             ============   ============   ============    ============    ============



         The accompanying notes are an integral part of this statement.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                      1996             1995             1994
                                                  ------------   --------------   -------------
Increase (decrease) in cash and
   cash equivalents

Cash flows from operating activities:
   Net earnings ...............................   $  1,127,600    $    859,877    $    821,397
      Adjustments to reconcile net
        earnings to net cash provided
        by operating activities
           (Gain) loss on sale of assets ......         (1,211)          6,654          (2,914)
           Provision for loan losses ..........        185,540         624,014         191,750
           Provision for depreciation and
             amortization .....................        580,717         467,219         340,759
           Provision for losses on foreclosed
             real estate ......................        112,560          37,923         261,544
           Decrease (increase) in interest
             receivable and other assets ......        278,913        (548,317)        407,577
           Increase in interest
             payable and other liabilities ....         51,327          93,199          85,875
                                                  ------------    ------------    ------------

                 Net cash provided by
                   operating activities .......      2,335,446       1,540,569       2,105,988
                                                  ------------    ------------    ------------


Cash flows from investing activities:
   Proceeds from sales of securities
      available-for-sale ......................           --           483,000            --
   Proceeds from calls and maturities of
      securities available-for-sale ...........      3,898,366       8,485,510       2,547,296
   Proceeds from calls and maturities of
      securities held-to-maturity .............      6,573,515       4,253,496       6,529,093
   Purchase of securities available-for-sale ..     (1,383,320)           --        (6,257,374)
   Purchase of securities held-to-maturity ....     (1,982,717)    (12,984,116)     (7,230,577)
   Net increase in loans ......................     (3,908,991)       (100,233)     (5,012,193)
   Purchase of property and equipment .........       (622,576)       (707,079)       (280,859)
   Proceeds from sale of property and
      equipment ...............................         20,800           9,850          16,000
   Proceeds from sale of foreclosed assets ....        467,203         496,613         316,293
                                                  ------------    ------------    ------------

                 Net cash provided by (used in)
                   investing activities .......      3,062,280         (62,959)     (9,372,321)
                                                  ------------    ------------    ------------

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                             Year ended December 31,


                                                          1996            1995            1994
                                                     -------------   ------------    -------------

Cash flows from financing activities:
   Net (decrease) increase in demand deposit
      and  savings accounts ......................     (3,386,046)      3,125,241       3,233,049
   Net (decrease) increase in time deposits ......       (400,825)      1,493,375         159,377
   Cash dividends ................................       (263,747)       (263,747)       (263,747)
                                                     ------------    ------------    ------------

             Net cash (used in) provided by
                financing activities .............     (4,050,618)      4,354,869       3,128,679
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents ..............................      1,347,108       5,832,479      (4,137,654)

Cash and cash equivalents at
      beginning of year ..........................     11,981,394       6,148,915      10,286,569
                                                     ------------    ------------    ------------

Cash and cash equivalents at
      end of year ................................   $ 13,328,502    $ 11,981,394    $  6,148,915
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
        Interest .................................   $  2,808,700    $  2,970,959    $  2,251,309
        Income taxes .............................   $    857,600    $    982,000    $    188,000

      Noncash investing and financing activities:
        The Bank foreclosed on loans with balances of $849,147 and $375,051 in 1996 and 1994, respectively. No loans were foreclosed upon during 1995.

        During 1996, the Bank recognized a decrease in the unrealized gain on available-for-sale securities of $47,052. As a result, the deferred tax asset was increased by $19,525 and equity was reduced by $27,527.

        During 1995, the Bank recognized an increase in the unrealized gain on available-for-sale securities of $730,537. As a result, the deferred tax asset was decreased by $303,173 and equity was increased by $427,364.

        During 1994, the Bank recognized a decrease in the unrealized gain on available-for-sale securities of $698,841. As a result, the deferred tax asset was increased by $290,019 and equity was reduced by $408,822.

        The accompanying notes are an integral part of these statements.

                      DELTA NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   2.    Fair values of financial instruments

   The financial statements include various estimated fair value information as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Bank's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

   Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

   The Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected, which is the same criteria used for the transfer of loans to non-accrual status. Interest income is recognized on impaired loans in the same manner as non-accrual loans.

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

   8.    Foreclosed real estate

   Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the real estate provided that the adjusted carrying amount does not exceed the original carrying amount at the date of foreclosure. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

   9.    Income taxes

   Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   10.   Long-lived assets and intangibles

   The Bank adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The financial impact of this pronouncement was not material.

   11.   Earnings per share

   Earnings per share amounts are computed on the basis of the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for 1996, 1995 and 1994 was 376,782.


   12.   Stock based compensation

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This Statement requires entities to disclose the fair value of their employee stock options, but permits entities to continue to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Bank has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Bank grants stock options to employees with an exercise price greater than or equal to the quoted market price of the stock at the date of grant. Accordingly, no compensation cost is recognized for stock option grants. Disclosure requirements in accordance with SFAS No. 123 are included at Note M.

   13.   Cash and cash equivalents

   For purposes of the statement of cash flows, the Bank considers due from banks, interest-bearing deposits in banks and federal funds sold for one-day periods to be cash equivalents.

   14.   Reclassifications

   Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

   15.   New accounting pronouncement

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers of financial assets and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Bank will adopt this Statement as of January 1, 1997 and has made no assessment of the potential impact of adopting SFAS No. 125 at this time.

NOTE B - CASH AND DEPOSITS

   Cash and due from banks includes balances with the Federal Reserve and other correspondent banks. The Bank is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Bank's deposit liabilities. in addition, the Federal Reserve requires the Bank to maintain a certain minimum balance at all times.

NOTE C - SECURITIES

   Amortized cost and estimated fair values of debt securities as of December 31, 1996 are as follows:
                                              Gross       Gross      Estimated
                               Amortized    Unrealized  Unrealized     Fair
                                  Cost        Gains       Losses       Value
Available-for-sale securities:
  Obligations of other U.S.
    government agencies.... $ 9,725,856  $        91  $  (105,130)  $ 9,620,817
  Obligations of states and
    political subdivisions.     389,776      134,599           --       524,375
  Other ...................     204,350           --           --       204,350
                             -----------  -----------  -----------   -----------

  Total ................... $10,319,982   $   134,690  $  (105,130)  $10,349,542
                            ===========   ===========  ===========   ===========

Held-to-maturity securities:
  Obligation of other U.S.
    government agencies.... $15,428,286   $   141,729  $   (29,535)  $15,540,480
                            ===========   ===========  ===========   ===========


   The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                   Amortized            Fair
                                                     Cost               Value
Available-for-sale securities:
  Due in one year or less ..................       $   499,890       $   499,375
  Due after ten years ......................           389,776           524,376
  Not due at a single date .................         9,430,316         9,325,791
                                                   -----------       -----------

                                                   $10,319,982       $10,349,542
                                                   ===========       ===========
Held-to-maturity securities:
  Not due at a single date .................       $15,428,286       $15,540,480
                                                   ===========       ===========


   As of December 31, 1996, approximately 65% of the Bank's securities portfolio consisted of Small Business Administration Guaranteed Loan Pool Certificates. Credit risk related to such securities is greater than that of U.S. Treasuries.

   Investment securities with a carrying value of $18,630,980 and a fair value of $18,708,595 at December 31, 1996 were pledged to secure public deposits as required or permitted by law. Pledged securities at December 31, 1995 had a carrying value of $10,802,942 and a fair value of $10,943,601.

   Amortized cost and estimated fair values of debt securities as of December 31, 1995 are as follows:
                                              Gross        Gross      Estimated
                              Amortized     Unrealized   Unrealized     Fair
                                Cost          Gains        Losses       Value
Available-for-sale securities:
  Obligations of other U.S.
    government agencies ...  $12,188,734  $    14,960  $   (80,692)  $12,123,002
  Obligations of states and
    political subdivisions.      605,656      142,415          (71)      748,000
  Corporate bonds and othe.       55,350           --           --        55,350
                             -----------   -----------   ----------- -----------

  Total ...................  $12,849,740  $   157,375  $   (80,763)  $12,926,352
                             ===========  ===========  ===========   ===========

Held-to-maturity securities:
  Obligation of other U.S.
    government agencies.... $18,252,276   $   145,215   $    (2,931) $18,394,560
  Obligation of states and
    political subdivisions.     695,578            --        (1,918)     693,660
  Corporate bonds and other   1,403,683            --        (7,981)   1,395,702
                            -----------   -----------   -----------  -----------

  Total ................... $20,351,537   $   145,215   $   (12,830) $20,483,922
                            ===========   ===========   ===========  ===========


   Proceeds from sales of available-for-sale securities were approximately $483,000 in 1995. Gross losses of $17,000 were realized on these sales.


NOTE D - LOANS

   The composition of the Bank's loan portfolio at December 31, is as follows:

                                                    1996                1995
                                               ------------        ------------
Commercial, financial
  and agricultural .....................       $ 21,428,989        $ 22,755,013
Real estate - construction .............         13,404,461           9,175,475
Real estate - mortgage .................         14,160,539          14,090,502
Installment ............................          1,837,465           2,073,749
                                               ------------        ------------
                                                 50,831,454          48,094,739
Unearned discount ......................            (61,208)            (80,189)
Allowance for loan losses ..............         (1,082,278)         (1,219,304)
Deferred loan fees .....................           (293,845)           (275,427)
                                               ------------        ------------

    Loans, net .........................       $ 49,394,123        $ 46,519,819
                                               ============        ============

   Non-performing  assets are loans  which are not  accruing  interest  and real
   estate  acquired  through  foreclosure.   At  December  31,  1996  and  1995,
   non-performing assets amounted to $1,113,802 and $2,550,723, respectively.

   Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:
                                          1996           1995           1994
                                      -----------    -----------    -----------

Balance at January 1, .............   $ 1,219,304    $   599,422    $   807,543
Provision charged to operations ...       185,540        624,014        191,750
Recoveries of loans previously
  charged off .....................       166,042        108,234        163,848
Loans charged off .................      (488,608)      (112,366)      (563,719)
                                      -----------    -----------    -----------

Balance at December 31, ...........   $ 1,082,278    $ 1,219,304    $   599,422
                                      ===========    ===========    ===========


   Impaired loans aggregated approximately $1,461,000 and $2,841,000 at December 31, 1996 and 1995, respectively. Of these amounts, approximately $1,131,000 and $1,146,000 were the result of a troubled debt restructuring as of December 31, 1996 and 1995, respectively. The average investment in impaired loans during 1996 and 1995 was approximately $1,850,000 and $1,572,000, respectively. Total cash collected on impaired loans during 1996 approximated $710,800, of which $602,600 was credited to the principal balance outstanding, and $108,200 was recognized as interest income. Total cash collected on impaired loans during 1995 approximated $78,800, of which $6,300 was credited to the principal balance outstanding, and $72,500 was recognized as interest income. Interest income that would have been recognized on impaired loans was approximately $205,000 and $210,000 for the years ended December 31, 1996 and 1995, respectively.

   Changes in the allowance for loan losses related to impaired loans for the years ended December 31, are summarized below. This allowance is included in the overall allowance for loan losses summarized above. As SFAS No. 114 was adopted on January 1, 1995, there was no allowance for loan losses related to impaired loans in 1994.

                                                          1996           1995
                                                        ---------      ---------

Balance at January 1, .............................     $ 334,981      $    --
Provision charged to operations ...................       307,911        334,981
Recoveries of loans previously charged off ........          --             --
Loans charged off .................................      (361,547)          --
                                                        ---------      ---------

Balance at December 31, ...........................     $ 281,345      $ 334,981
                                                        =========      =========


   The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 54% of the Bank's loans are for real estate and construction and approximately 42% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Agricultural loans make up approximately 25% of the Bank's loan portfolio. Generally, real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment, stated at cost, consists of the following at December 31:

                                              1996          1995
                                          ----------    ----------

Land .................................    $  636,117    $  636,117
Building and improvements ............       444,475       444,475
Furniture, fixtures and equipment ....     2,266,476     1,704,532
Leasehold improvements ...............       143,428       143,428
Automobiles ..........................        38,912        64,042
Construction in progress .............        76,368        46,238
                                          ----------    ----------
                                           3,605,776     3,038,832
Less accumulated depreciation and
  amortization .......................     1,886,094     1,696,332
                                          ----------    ----------

                                          $1,719,682    $1,342,500
                                          ==========    ==========


   Depreciation expense on property and equipment was $233,554, $241,353 and $231,468 in 1996, 1995 and 1994, respectively.

   During 1995, the Bank purchased land and prepared for the construction of a branch in the town of Riverbank, California.


NOTE F - ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

   Accrued interest receivable and other assets at December 31, are as follows:
                                                          1996           1995
                                                       ----------     ----------

Interest income receivable - investments .........     $  347,987     $  464,509
Interest and fee income receivable - loans .......        379,324        327,622
Deferred income tax asset ........................        397,000        450,000
Foreclosed real estate, net ......................        500,000        560,600
Other ............................................        180,669           --
                                                       ----------     ----------

                                                       $1,804,980     $1,802,731
                                                       ==========     ==========


   In May 1996, the Bank foreclosed on a loan which was collateralized by dairy cattle. The Bank earned revenues from the sale of milk and incurred expenses relating to dairy operations until the cattle were sold in December 1996.

NOTE G - FORECLOSED REAL ESTATE

   Changes in the allowance for losses for foreclosed real estate for the years ended December 31, are as follows:

                                              1996         1995          1994
                                           ---------     ---------    ----------

Balance at January 1, .................    $ 295,567     $ 257,644    $    --
Provision charged to operations .......      112,560        37,923      261,544
Charge-offs, net of recoveries ........     (123,934)         --         (3,900)
                                           ---------     ---------    ---------

Balance at December 31, ...............    $ 284,193     $ 295,567    $ 257,644
                                           =========     =========    =========

NOTE H - TIME DEPOSITS

   At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

                   1997                   $30,241,378
                   1998                     3,912,544
                   1999                       637,782
                   2000                        58,987
                   2001                       318,730
                                          -----------

                                          $35,169,421


NOTE I - EMPLOYEE BENEFIT PLANS

   Under the terms of the employee profit-sharing plan, a portion of the Bank's profits, determined annually by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in employee benefits on the statements of earnings, were $150,000 and $100,000 in 1996 and 1995, respectively. No contribution was made to the plan for 1994.

   During 1995, the Bank adopted a defined contribution 401(k) plan (the Plan). The Plan is available to all employees who are at least 18 years of age and who have worked a minimum of six months for the Bank. Eligible employees who elect to participate, may choose to contribute to the Plan, up to 10% of their compensation for the plan year. The Bank may also elect to make matching contributions to the Plan. The Bank did not make any matching contributions to the Plan in 1996 or 1995.

NOTE J - INTEREST EXPENSE ON DEPOSITS

   Interest expense on deposits was comprised of the following for the years ended December 31:

                                                1996        1995          1994
                                            ----------   ----------   ----------

Demand deposits and regular savings .....   $  847,054   $1,209,711   $  755,796
Time deposits less than $100,000 ........      634,295      522,539      559,932
Time deposits greater than $100,000 .....    1,256,879    1,286,263      994,464
                                            ----------   ----------   ----------

                                            $2,738,228   $3,018,513   $2,310,192
                                            ==========   ==========   ==========


NOTE K - INCOME TAXES

   The provision for income taxes for the years ended December 31, consists of the following:

                                   1996               1995               1994
                                ---------          ---------          ----------
    Current:
      Federal .........         $ 487,000          $ 632,000          $ 429,000
      State ...........           205,000            241,000            167,000
                                ---------          ---------          ---------
                                  692,000            873,000            596,000
                                ---------          ---------          ---------

    Deferred:
      Federal .........            62,000           (240,000)           (55,000)
      State ...........            11,000            (81,000)            (2,000)
                                ---------          ---------          ---------
                                   73,000           (321,000)           (57,000)
                                ---------          ---------          ---------

                                $ 765,000          $ 552,000          $ 539,000
                                =========          =========          =========

   A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, are as follows:
                                              1996          1995         1994
                                            ---------    ---------    ---------

Income taxes at statutory rates .........   $ 643,000    $ 480,000    $ 463,000
Reduction for tax exempt interest .......     (42,000)     (38,000)     (53,000)
State income taxes, net of federal
  income tax benefit ....................     142,000      106,000      103,000
Other ...................................      22,000        4,000       26,000
                                            ---------    ---------    ---------

                                            $ 765,000    $ 552,000    $ 539,000
                                            =========    =========    =========

The tax effect of temporary differences giving rise to the Bank's deferred income tax asset at December 31, is as follows:

                                                            1996          1995
Deferred tax assets:
  Allowance for loan losses ..........................   $ 265,000    $ 318,000
  Foreclosed real estate .............................     134,000      142,000
  State income taxes .................................      70,000       80,000
                                                         ---------    ---------

                                                           469,000      540,000
                                                         ---------    ---------
Deferred tax liabilities:
  Depreciation on property and equipment .............     (52,000)     (52,000)
  Unrealized gain on available-for-sale securities ...     (12,000)     (32,000)
  Accretion on investment securities .................      (8,000)      (6,000)
                                                         ---------    ---------

                                                           (72,000)     (90,000)
                                                         ---------    ---------

Deferred income tax asset (included in other
  assets on the balance sheet) .......................   $ 397,000    $ 450,000
                                                         =========    =========


NOTE L - COMMITMENTS AND CONTINGENCIES

   The Company leases the Riverbank, Denair, and Modesto facilities under operating leases with initial terms expiring in 1996, 1998 and 2000, respectively.

   At December 31, 1996 the future minimum rental payments under operating leases are as follows:

             Year ending December 31,
                     1997                           $        92,337
                     1998                                    69,857
                     1999                                    42,357
                     2000                                    20,657
                     2001                                     3,443
                     Thereafter                                   -
                                                    ---------------

                                                    $       228,651

   Rent expense under operating leases was $92,337, $88,705 and $86,973 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE M - STOCK OPTION PLAN

   During 1996, the Company's Board of Directors approved a fixed stock option plan accounted for under APB Opinion No. 25 and related Interpretations. The plan allows the Company to grant incentive and non-qualified stock options to key employees and directors for up to 113,035 shares of common stock. The options have a term of ten years when issued and vest immediately. The exercise price of each option is greater than or equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. For those options that are non-qualified stock options for income tax purposes, the pro forma net earnings reflect the Company's estimated future tax deduction upon exercise of the options.

                                                         1996
         Net earnings
               As reported                       $      1,127,600
               Pro forma                         $        729,821

         Earnings per share
               As reported                       $           2.99
               Pro forma                         $           1.94

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 2.7 percent a year; expected volatility of 20 percent; risk-free interest rates of 6.8 percent; and expected life of 10 years.

   A summary of the status of the Company's fixed stock option plan for the year ended December 31, 1996 is presented below.

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                     Shares          Price

         Outstanding at January 1, 1996                   -     $             -
         Granted                                     80,355     $         27.22
         Outstanding at December 31, 1996            80,355     $         27.22

         Options exercisable at December 31, 1996    80,355     $         27.22

         Weighted-average fair value of options
           granted during the year                                        $7.85


   The following information applies to options outstanding at December 31, 1996:

         Number outstanding                                   80,355
         Range of exercise prices                         $26.00 - $28.60
         Weighted-average exercise price                      $27.22
         Weighted-average remaining contractual life         9.5 years

NOTE N - FINANCIAL INSTRUMENTS

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

                                                          Contract
                                                           Amount
     Financial instruments whose contract amounts
     represent credit risk:
         Undisbursed loan commitments               $      8,389,438
         Visa/Mastercard lines                             1,535,872
         Standby letters of credit                           226,324
                                                    ----------------
                                                    $     10,151,634

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

   The following table provides summary information on the fair value of financial instruments at December 31, 1996:
                                             Carrying             Estimated
                                             Amount               Fair Value
   Financial assets:
   Cash and cash equivalents            $       13,328,502   $      13,328,502
   Securities available-for-sale                10,349,542          10,349,542
   Securities held-to-maturity                  15,428,286          15,540,480
   Loans receivable                             50,831,454          50,640,589
   Accrued interest receivable                     727,311             727,311

   Financial liabilities:
   Deposits                                    (81,051,046)        (81,094,126)
   Accrued interest payable                       (129,978)           (129,978)

   Off-balance-sheet liabilities:
   Commitments and letters of credit                     -            (210,000)

   The following table provides summary information on the fair value of financial instruments at December 31, 1995:
                                             Carrying             Estimated
                                              Amount              Fair value
   Financial assets:
   Cash and cash equivalents            $       11,981,394   $      11,981,394
   Securities available-for-sale                12,926,352          12,926,352
   Securities held-to-maturity                  20,351,537          20,483,922
   Loans receivable                             48,094,739          47,877,723
   Accrued interest receivable                     814,267             814,267

   Financial liabilities:
   Deposits                                    (84,839,377)        (84,854,153)
   Accrued interest payable                       (199,188)           (199,188)

   Off-balance-sheet liabilities:
   Commitments and letter of credit                      -            (157,000)

   The carrying  amounts  include  $329,609 and $1,694,556 of non-accrual  loans
   (loans that are not accruing interest) at December 31, 1996 and 1995, respectively. Management has determined that primarily because of the uncertainty and the difficulty of predicting the timing of such cash flows excessive amounts of time and money would be incurred to estimate the fair values of nonperforming assets. The following aggregate information is provided about the contractual provisions of these assets at December 31:
                                                1996                 1995
                                           ---------------    ----------------

             Aggregate carrying amount     $       329,609    $      1,694,556
             Effective rate                          11.5%              11.25%
             Average term to maturity            13 months           19 months


NOTE O - RELATED-PARTY TRANSACTIONS

   The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. As of December 31, 1996 and 1995 such loans amounted to $63,067 and $39,700, respectively. In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. During 1996, $132,033 was paid to related parties in connection with the operation of the Bank's foreclosed assets.

NOTE P - REGULATORY MATTERS

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                To be well
                                                                                             capitalized under
                                                              For capital                    prompt corrective
                                      Actual               Adequacy purposes:                action provisions:
                               Amount        Ratio      Amount           Ratio            Amount            Ratio

As of December 31, 1996:
  Total Capital (to Risk                                           greater than                       greater than
    Weighted Assets) ....   $10,936,000    19.75%    $ 4,429,500   or equal to    8.0%   $ 5,536,900  or equal to   10.0%

  Tier I Capital (to Risk                                          greater than                       greater than
    Weighted Assets) ....   $10,239,000    18.49%    $ 2,214,800   or equal to    4.0%   $ 3,322,100  or equal to    6.0%

  Tier I Capital (to                                               greater than                       greater than
    Average Assets) .....   $10,239,000    11.23%    $ 3,647,000   or equal to    4.0%   $ 4,558,800  or equal to    5.0%




NOTE Q - CONDENSED FINANCIAL DATA

   The following is the condensed financial data for Delta National Bancorp (parent company only):

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                          1996           1995
                                                       -----------   -----------

Cash ...............................................   $    76,408   $    42,426
Investment in subsidiary ...........................    10,239,942     9,399,721
Property and equipment, net ........................       273,747       284,097
                                                       -----------   -----------

                                                       $10,590,097   $ 9,726,244
                                                       ===========   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities ........................................   $      --     $      --

Stockholders' equity ...............................    10,590,097     9,726,244
                                                       -----------   -----------

                                                       $10,590,097   $ 9,726,244
                                                       ===========   ===========

                             STATEMENTS OF EARNINGS

                             Year ended December 31,


                                              1996           1995         1994
                                            ----------   ----------   ----------
Income
  Interest ..............................   $    1,233   $      943   $    2,487
  Rent ..................................       86,226       83,698       74,800
  Other .................................          240          475          315
                                            ----------   ----------   ----------

                                                87,699       85,116       77,602
                                            ----------   ----------   ----------

Expenses
  General and administrative ............       73,270       31,049       28,513
  Depreciation ..........................       10,350       10,350       10,350
                                            ----------   ----------   ----------

                                                83,620       41,399       38,863
                                            ----------   ----------   ----------

      Earnings before income taxes
        and equity in earnings of
        subsidiary ......................        4,079       43,717       38,739

Income tax expense ......................        1,700       18,000       16,000
                                            ----------   ----------   ----------

                                                 2,379       25,717       22,739
Equity in earnings of
  Delta National Bank ...................    1,125,221      834,160      798,658
                                            ----------   ----------   ----------

NET EARNINGS ............................   $1,127,600   $  859,877   $  821,397
                                            ==========   ==========   ==========

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                         1996            1995            1994
                                                      -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents

   Cash flows from operating activities:
     Net earnings .................................   $ 1,127,600    $   859,877    $   821,397
     Adjustment to reconcile net earnings
       to net cash provided by operating activities
         Provision for depreciation and
           amortization ...........................        10,350         10,350         10,350
         (Decrease) increase in accrued expenses
           and other liabilities ..................          --          (55,546)        16,179
         Undistributed earnings of subsidiary .....    (1,125,221)      (834,160)      (798,658)
                                                      -----------    -----------    -----------

           Net cash provided by (used in)
             operating activities .................        12,729        (19,479)        49,268

   Cash flows from investing activities:
     Cash dividends from subsidiary ...............       285,000        290,000         87,500
                                                      -----------    -----------    -----------

           Net cash provided by
             investing activities .................       285,000        290,000         87,500

   Cash flows from financing activities:
     Cash dividends ...............................      (263,747)      (263,747)      (263,747)
                                                      -----------    -----------    -----------

           Net cash used in financing activities ..      (263,747)      (263,747)      (263,747)
                                                      -----------    -----------    -----------

   Net increase (decrease) in cash and
     cash equivalents .............................        33,982          6,774       (126,979)

Cash and cash equivalents at beginning of year ....        42,426         35,652        162,631
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year ..........   $    76,408    $    42,426    $    35,652
                                                      ===========    ===========    ===========


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Delta National Bancorp

We have audited the accompanying consolidated balance sheets of Delta National Bancorp and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta National Bancorp and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Grant Thornton, LLP
Stockton, California
January 27, 1997

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal years ending December 31, 1996 and 1995.

DIRECTORS & EXECUTIVE COMPENSATION

Identification of directors: The names of each director of the Company and certain information about them, is set forth below:

--------------------------------------------------------------------------------
                                                                       Director
       Director      Age      Principal Occupation                      Since
--------------------------------------------------------------------------------
Andrew J. Rossi      65    President and Chief Executive                 1973
                           Officer - Delta National Bank
                           (Executive Officer)
                           President - A. Rossi, Inc.

Jack Dozier          81    Attorney - Atherton & Dozier                  1976


Joseph A. Freitas    70    Secretary to the Board                        1973
                           Public Relations-Delta National Bank
                           - Retired 1991

Theodore Poulos      69    Chairman of the Board - Delta National Bank   1973
                           Public Relations - Delta National Bank
                           President - Manteca Drug, Inc.
                           - Retired 1994

Toinette Rossi       39    Vice President & Manager                      1994
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

Identification of executive officers: The names of each executive officer of the Company not already listed in the table above and certain information about them, is set forth below:

--------------------------------------------------------------------------------
   Executive               Principal Occupations                        Period
   Officer         Age     with Delta National Bank                     Served
--------------------------------------------------------------------------------
Warren E. Wegge    48    Executive Vice President                        1994
                         Senior Vice President/Credit Administrator      1991
                         Vice President/Corporate Banking Officer        1988

Chad B. Meyer      43    Senior Vice President/Credit Administrator      1994
                         Vice President/Corporate Banking Officer        1991

Ronald P. Dalben   40    Vice President (Investment Officer & Appraiser) 1987
                         Various other positions                         1980

Barbara Jordan     55    Vice President/Operations                       1992
                         Assistant Vice President/Operations             1990
                         Various other positions                         1983

Eileen Pastenieks  35    Vice President/Accounting                       1994
                         Assistant Vice President/Note Dept.             1993
                         Operations Officer                              1990
--------------------------------------------------------------------------------

Family relationships: Except for Andrew Rossi and Toinette Rossi, who are related to each other, there are no other family relationships between any other director or executive officer of the Company.


Directorships: The following individuals hold other directorships as indicated below:

--------------------------------------------------------------------------------
DIRECTOR/EXECUTIVE OFFICER                   OTHER DIRECTORSHIPS HELD
--------------------------------------------------------------------------------
Theodore Poulos                              Doctors Hospital of Manteca
                                             Virotest, PLC
                                             Manteca District Ambulance

Joseph A. Freitas                            Manteca Boys & Girls Club

Jack C. Dozier                               Cal Cedar Products
                                             Duraflame, Inc.
                                             Rylock Ltd.
                                             Cal Mills
--------------------------------------------------------------------------------

Involvement in certain legal proceedings: None of the directors or executive officers named above have been involved in certain legal proceedings.

EXECUTIVE COMPENSATION

Director Compensation Table: The following table sets forth information concerning compensation for Directors in 1996. (See "Summary Compensation Table" for additional information on Executive Officers)

--------------------------------------------------------------------------------
                                        Annual
                             BCORP       Bank
                            Director   Director    Committee
             Name             Fees       Fees       Fees (1)      Other (2)
--------------------------------------------------------------------------------
Andrew J. Rossi ...........$ 5,800    $    --      $     --        $     --

Jack Dozier ...............  5,800      7,200            --              --

Joseph A. Freitas .........  5,800      7,200            --              --

Theodore Poulos ...........  5,800      7,200        15,600          25,800

Toinette Rossi ............  5,800         --            --              --
--------------------------------------------------------------------------------
(1)   Finance Committee Annual Fee
(2)   Salary from Bank $24,000 for Public Relations and Past Due Meetings $1,800


Summary Compensation Table: The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers, information concerning compensation for services to the Company in all capacities. (Also see "Director Compensation Table")

--------------------------------------------------------------------------------------------------
                                                                      Club or
     Name and                                                      Organization        Profit
     Principal                               Bonus ($) Automobile   Membership      Sharing Plan
     Position             Year   Salary ($)    (1)        Use          Fees              (2)
--------------------------------------------------------------------------------------------------
Andrew J. Rossi .....      1996  $127,627   $ 45,000     $ 2,255     $ 2,262         $ 36,656
President and Chief        1995   112,000     10,000       1,500       2,300           13,944
Executive Officer          1994   100,000         --          --          --            4,081
                           1993    88,860     10,000          --          --            3,897

Warren E. Wegge .....      1996  $ 84,194   $ 21,000     $    --     $    --         $ 23,108
Executive Officer          1995    78,000     13,500          --          --            9,680
                           1994    65,460      2,500          --          --            2,397
                           1993    60,660      7,595                                    2,200

Chad B. Meyer .......      1996  $ 64,341   $ 13,000     $    --     $    --         $ 11,793
Senior Vice                1995    62,400      6,750          --          --            6,086
President/Credit           1994    60,000      1,000          --          --              775
Administrator              1993    53,400      4,716          --          --              603

Toinette Rossi ......      1996  $ 61,690   $ 14,495     $    --     $    --         $ 28,552
Vice President &           1995    60,000      5,316          --          --            9,577
Manager                    1994    57,600      1,822          --          --            3,970
                           1993    54,780      1,480          --          --            3,913
--------------------------------------------------------------------------------------------------

(1)  1996 Bonuses were actually paid in 1996 for services rendered in 1996
(2)  Profit Sharing


During 1996, the Company's Board of Directors approved a fixed stock option plan. The plan allows the Company to grant incentive and non-qualifed stock options to key employees and directors for up to 113,035 shares of common stock. The options have a term of ten years when issued and vest immediately. The exercise price of each option is greater than or equal to the fair market value of the Company's stock on the date of grant. The following table represents the options granted in the last fiscal year:

------------------------------------------------------------------------------------------------------------
                                 Individual Grants                      Potential Realizable Value
                    ----------------------------------------------------------------------------------------
                      No. of   Percentage  Exercise                                             Grant Date
                     Options    of Total    Price     Expiration                                 Present
       Name          Granted    Options     ($/sh)       Date        5% ($)         10% ($)       Value
------------------------------------------------------------------------------------------------------------
Andrew Rossi (1)       37,679      46.9%  $   28.00      03/18/06    $1,107,763   $1,160,513    $1,055,012
Theodore Poulos        15,437      19.3%      26.00      03/18/06       421,430      441,498       401,362
Jack Dozier             6,051       7.5%      26.00      03/18/06       165,192      173,059       157,326
Toinette Rossi          3,151       3.9%      26.00      03/18/06        86,022       90,119        81,926
Joseph Freitas         13,037      16.2%      26.00      03/18/06       355,910      372,858       338,962
Warren Wegge            5,000       6.2%      26.00      03/18/06       136,500      143,000       130,000
------------------------------------------------------------------------------------------------------------
             Total     80,355       100%
------------------------------------------------------------------------------------------------------------

(1) Excercise price is 110% of FV because ownership is greater than 10%. If Andrew is granted options under the incentive plan the term is 5 years, not 10 years.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF  MANAGEMENT

The following table sets forth as of December 31, 1996 information relating to the beneficial owners of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock.

--------------------------------------------------------------------------------
                                                      Total Shares    Percent of
       Name                           Address             Owned          Class
--------------------------------------------------------------------------------
Andrew J. Rossi                    611 North Main St.    94,704         25.14%
                                   Manteca, CA 95336

The Cede & Co. (Nominee of the     P. O. Box 222         22,694          6.02%
Depository Trust Company)          New York, New York
                                   10041
--------------------------------------------------------------------------------

Common Stock Ownership of Directors and Executive Officers: The following table reflects shares of Common Stock beneficially owned by each director of the Company, each of the executive officers named in the Summary Compensation Table appearing elsewhere herein, and by all directors and executive officers as a group, as of December 31, 1996.

--------------------------------------------------------------------------------
                                        Direct   Indirect   Total    Approx.
                                        Shares    Shares    Shares   Percent.
        Name           Position         Owned     Owned     Owned     Owned
--------------------------------------------------------------------------------
Jack C. Dozier ........Director           5,190      --     5,190      1.38%
Joseph A. Freitas .....Director          11,566      --    11,566      3.07%
Theodore Poulos .......Chairman of the
                       Board/Director    12,100    1,142   13,242      3.52%
Andrew J. Rossi (1) ...President &
                       CEO/Director      75,539   19,165   94,704     25.14%
Toinette Rossi ........V.P. & Manager/
                       Director           3,296       --    3,296  less than 1%
Warren E. Wegge .......Executive Vice
                       President            130       --      130  less than 1%
Ronald P. Dalben ......Vice President       100       --      100  less than 1%
--------------------------------------------------------------------------------
All directors and executive
 officers as a group:                                     128,228     34.03%
--------------------------------------------------------------------------------
(1) Indirect  5.09% of class
    Direct   20.05% of class


CERTAIN RELATIONSHIPS & RELATED PARTIES

In 1996, the Bank renewed an extension of credit to Joseph A. Freitas, Director of the Company, in the amount of $13,055. As of December 31, 1996, the principal balance owing was $6,635. This loan bears interest at the a fixed rate of 7.75% and is due to mature on April 21, 1997. The loan is collateralized by a certificate of deposit. In addition, the Bank funded a secured loan of $30,000 at a fixed rate of 8%. As of December 31, 1996, the principal balance owing was $29,293. The loan matures April 3, 1997.

In 1996, the bank funded a loan to Melissa Braun, granddaughter of Joseph Freitas, Director of the Company, in the amount of $10,000. The loan has a fixed rate of 8% and is secured by a certificate of deposit. The balance owing at December 31, 1996 was $9,552 and is scheduled to mature July 2, 1997.

In 1994, the Bank funded an unsecured loan to Linda Abeldt, daughter of Joseph Freitas, Director of the Company, in the amount of $12,000. In 1995, the Bank funded an additional unsecured loan in the amount of $9,000. The two loans bear interest at a fixed rate of 7% and 10%, respectively. As of December 31, 1996, the principal balance owing was $5,550 and $6,386, respectively on the two loans. The loans are scheduled to mature on January 25, 1999 and March 22, 2000, respectively.

In 1991, the Bank extended credit to Valerie Salas, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company, and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $16,595. At December 31, 1996, the principal balance owing was $4,263. The loan is unsecured and bears interest at a fixed rate of 13%. The loan matures on April 23, 1997.

In 1996, the Bank renewed an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company, and brother of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. On December 31, 1996, there was no principal balance owed. This loan bears interest at the Bank's reference rate plus 2.5% and is scheduled to mature on November 27, 1997. John Rossi is also a guarantor on a small installment loan with a current balance of $1,388. The rate on this loan is fixed at l4.75% and is scheduled to mature March 14, 1997.

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

         3.       Exhibits
                  Registrant's Articles of Incorporation and Bylaws are furnished by way of incorporation by reference to Exhibit 3 to registrant's registration statement on Form S-14, as filed under the Securities Act of 1933 on Sept. 10, 1982 and declared effective on Oct. 8, 1982.

                  Plan of Reorganization and Agreement of Merger is furnished by reference to registrant's Form S-14 as filed under the Securities Act of 1933 on September 10, 1982 and declared effective on October 8, 1982.

(b)               Reports on Form 8-K
                  The registrant did not file any reports on Form 8-K during the ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DELTA NATIONAL BANCORP
                                                 (Registrant)




                                             By:  /s/ Andrew Rossi
                                                  President and Chief Executive
                                                  Officer/Director
                                                  March 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 14, 1997.





/s/ Andrew Rossi                                   /s/ Theodore Poulos
Andrew Rossi                                       Theodore Poulos
President and                                      Chairman of the Board
Chief Executive Officer                            and Director
and Director
(Principal Executive Officer)




/s/ Joseph Freitas                                 /s/ Eileen Pastenieks
Joseph Freitas                                     Eileen Pastenieks
Secretary of the Board and                         Staff Vice President/
Director                                           Accounting
                                                  (Principal Accounting Officer)




/s/ Warren Wegge                                   /s/ Toinette Rossi
Warren Wegge                                       Toinette Rossi
Executive Vice President                           Vice President and Manager
and (Principal Financial Officer)                  Director