Form 10-Q
period 1997-03-31
DELTA NATIONAL BANCORP
filed 1997-05-05
CIK 706343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended MARCH 31, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

Common Stock, no par value - 376,782 shares.

DELTA NATIONAL BANCORP
FORM 10-Q CROSS REFERENCE INDEX


--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                         Page
--------------------------------------------------------------------------------

Item 1.           Financial Statements

                  Consolidated Balance Sheets -
                           December 31, 1996 and March 31, 1997           4

                  Consolidated Statements of Income -
                           Three months ended March 31, 1997 and 1996     5

                  Consolidated Statements of Cash Flows -
                           Three months ended March 31, 1997 and 1996     6

                  Notes to Consolidated Financial Statements              8

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  16



--------------------------------------------------------------------------------
PART II. OTHER INFORMATION                                             Page
--------------------------------------------------------------------------------

Item 1.           Legal Proceedings                                      24

Item 2.           Changes in Securities                                  24

Item 3.           Defaults Upon Senior Securities                        24

Item 4.           Submission of Matters to a Vote of Security Holders    24

Item 5.           Other Information                                      24

Item 6.           Exhibits and Reports on Form 8-K                       24

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                    Unaudited

                                                              March 31,  Dec 31,
                                                                1997      1996
ASSETS

Cash and due from banks ....................................   $ 4,431   $ 5,052
Federal funds sold .........................................     9,800     7,600
                                                               -------   -------
        Total cash and cash equivalents (notes A10 and B)...    14,231    12,652


Interest bearing deposits in banks .........................       103       676

Securities available for sale (notes A3 and C) .............     9,490    10,350
Securities held to maturity (notes A2 and C) ...............    15,580    15,428
                                                               -------   -------
                                                                25,070    25,778

Loans, net (notes A4, A5 and D) ............................    47,668    49,394
Property and equipment (note A6) ...........................     1,697     1,720
Interest receivable, other assets and other
real estate owned (notes A7 and F) .........................     1,959     1,805
                                                               -------   -------

TOTAL ASSETS ...............................................   $90,728   $92,025
                                                               =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing ...................................    14,872    16,703
    Interest bearing .......................................    64,534    64,350
                                                               -------   -------
        Total deposits .....................................    79,406    81,053

Accrued interest/other liabilities .........................       420       365

Stockholders' equity:
    Common stock, no par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 376,782 shares ..............     3,532     3,532
    Retained earnings ......................................     7,341     7,058
    Net unrealized appreciation (depreciation) on
      securities available-for-sale, net of tax of
      $20,648 and $12,302 at March 31, 1997
      and December 31, 1996, respectively ..................        29        17
                                                               -------   -------

        Total stockholders' equity .........................    10,902    10,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $90,728   $92,025
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

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 ( In Thousands)
                              EXCEPT PER SHARE DATA

                                    Unaudited
                                                           3 Months    3 Months
                                                            Ending      Ending
                                                           March 31,   March 31,
                                                             1997        1996
                                                           ---------   ---------
Interest income:
    Interest and fees on loans .......................       $1,366       $1,384
    Securities available-for-sale ....................          157          194
    Securities held-to-maturity ......................          191          354
    Interest-bearing deposits in banks ...............            2            1
    Federal funds sold ...............................          144           69
                                                             ------       ------
        Total interest income ........................        1,860        2,002

Interest expense on deposits .........................          642          724
                                                             ------       ------

        Net interest income ..........................        1,218        1,278

Provision for loan losses ............................            0            0
                                                             ------       ------

        Net interest income after provision
         for possible loan losses ....................        1,218        1,278

Other income
    Service charges on deposits ......................          119          128
    Other income .....................................           72           90
                                                             ------       ------
                                                                191          218
                                                             ------       ------

Other expenses
    Salaries, wages and employee benefits ............          473          521
    Occupancy and equipment ..........................          170          168
    Other operating expenses .........................          290          264
                                                             ------       ------
                                                                933          953
                                                             ------       ------

        Earning before income taxes ..................          476          543

Income taxes (note A8) ...............................          193          222
                                                             ------       ------

        NET EARNINGS .................................       $  283       $  321
                                                             ======       ======

Net earnings per share (note A9) .....................       $  .75       $  .85
                                                             ======       ======

         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                    Unaudited

                                                       3 MONTHS ENDING MARCH 31,
                                                            1997         1996
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings .......................................     $   283      $   321
    Adjustments to reconcile net earnings to net
      cash  provided by operating activities
        (Gain)/Loss on sale of assets ................          12            1
        (Gain)/Loss on sale of OREO ..................           0            0
        Provision for possible loan losses ...........           0            0
        Provision for OREO ...........................           0            0
        Provision for depreciation and amortization ..         200          123
        Decrease (increase) in interest
        receivable and other assets ..................          27         (219)
        Increase (decrease) in interest payable
         and other liabilities .......................          55          121
                                                           -------      -------
           Net cash provided by operating activities .         577          347
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from maturities of securities
    available-for-sale ...............................         878            0
  Proceeds from maturities of securities
    held-to-maturity .................................       1,273        1,770
  Purchase of securities available-for-sale ..........           0            0
  Purchase of securities held-to-maturity ............      (1,535)      (1,983)
  Net (increase) decrease in loans ...................       1,726          378
  Purchase of property and equipment .................         (80)         (16)
  Purchase/additions to OREO .........................        (187)        (236)
  Proceeds from sale of property and equipment .......           0            0
  Proceeds from sale of OREO .........................           0            0
  Net (Inc.) dec. Int. Bearing Deposits Other Inst ...         573         (571)
                                                           -------      -------
           Net cash (used in) provided by
           investing activities ......................       2,648         (658)
                                                           -------      -------


         The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                    Unaudited

                                                       3 MONTHS ENDING MARCH 31,
                                                            1997          1996
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts .......      (1,117)      (3,459)
  Net (decrease) increase in time deposits ...........        (529)        (173)
  Cash dividends .....................................           0            0
                                                          --------     --------
           Net  cash provided by financing
           activities ................................      (1,646)      (3,632)
                                                          --------     --------
Net  increase (decrease) in cash and
cash equivalents .....................................       1,579       (3,943)

Cash and cash equivalents at beginning of period .....      12,652       11,930
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 14,231     $  7,987
                                                          ========     ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest .....................................         411          493
        Income Taxes .................................         197          341


Noncash investing and financing activities:

  The Bank foreclosed on loans with balances of $849,147 in 1996. No loans were foreclosed upon during the first quarter of 1997.

  During 1996, the Bank recognized a decrease in the unrealized gain on available-for-sale securities of $47,052. As a result, the deferred tax asset was increased by $19,525 and equity was reduced by $27,527.

  During the first quarter of 1997, the Bank recognized an increase in the unrealized gain on available-for-sale securities of $20,113. As a result, the deferred tax asset was decreased by $8,347 and equity was increased by $11,766.

              The accompanying notes are an integral part of this statement.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


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

There have been no material changes in Delta National Bancorp's significant accounting policies during the three months ended March 31, 1997. Management has presented, for comparison purposes its unaudited consolidated balance sheet as of March 31, 1997, its unaudited consolidated statements of earning for three months ending March 31, 1997, and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The financial statements contain, in the opinion of management, all necessary normal recurring adjustments and are not intended to be indicative of results that can be expected for a full year.

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

                                 MARCH 31, 1997


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

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

7.     Foreclosed assets

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the real estate provided that the adjusted carrying amount does not exceed the original carrying amount at the date of foreclosure. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses. The net carrying value (included in other assets on the balance sheet) of foreclosed real estate was $688,554 for the period ending March 31, 1997, and $500,000 for the period ending December 31, 1996.

Other assets repossessed by the Bank are to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of repossession. After repossession, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the asset provided that the adjusted carrying amount does not exceed the original carrying amount at the date of repossession. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses. There were no other repossessed assets as of March 31, 1997, and December 31, 1996.

8.     Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

9.     Earnings per share

Earnings per share amounts are computed on the basis of the weighted average number of share outstanding during each year. The weighted average number of shares outstanding for March 31, 1997, and December 31, 1996, was 376,782.

10.    Cash and cash equivalents

For the purposes of the statement of cash flow, the Bank considers due from banks and federal funds sold for one-day periods to be cash equivalents.

11.    Stock based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This Statement requires entities to disclose the fair value of their employee stock options, but permits entities to continue to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Bank has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Bank grants stock options to employees with an exercise price greater than or equal to the quoted market price of the stock at the date of grant. Accordingly no compensation cost is recognized for stock option grants.

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

12.    New accounting pronouncement

In June 1996,  the FASB issued  SFAS No.  125,  "Accounting  for  Transfers  and
Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers of financial assets and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Bank adopted this Statement as of January 1, 1997.

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

NOTE C - SECURITIES

Amortized cost (book values) and estimated fair values of investment securities as of March 31, 1997 and December 31, 1996, are as follows:

----------------------------------------------------------------------------------------------------------------------
                                            March 31, 1997                     December 31, 1996
                                                 Gross                                      Gross
                                               Unrealized     Estimated                   Unrealized     Estimated
                                 Amortized       Gains          Fair       Amortized        Gains          Fair
                                   Cost         (Losses)        Value         Cost         (Losses)        Value
----------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. treasury securities ...   $     -       $     -       $     -       $      -       $      -       $     -
  Obligations of other U.S.
    government agencies ......     8,846           (72)        8,774          9,726           (105)        9,621
  Obligations of state and
    political subdivisions ...       390           122           512            390            135           525
  Corporate bonds and other ..       204             -           204            204              -           204
                                 -------       -------       -------        -------        -------       -------
Total ........................   $ 9,440       $    50       $ 9,490        $10,320        $    30       $10,350
                                 =======       =======       =======        =======        =======       =======
Held-to-maturity securities:
  U.S. treasury securities ...   $     -       $     -       $     -        $     -        $     -       $     -
  Obligations of other U.S.

    government agencies ......    14,545           195        14,740         15,428            112        15,540
  Obligations of state and
    political subdivisions ...         -             -             -              -              -             -
  Corporate bonds and other ..     1,035           (33)        1,002              -              -             -
                                 -------       -------       -------        -------        -------       -------
Total ........................   $15,580       $   162       $15,742        $15,428        $   112       $15,540
                                 =======       =======       =======        =======        =======       =======
----------------------------------------------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE D - LOANS

The composition of the Bank's loan portfolio at March 31, 1997 and December 31, 1996, is as follows:

--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      1997              1996
--------------------------------------------------------------------------------
Commercial, financial and agricultural .......    $ 21,132,155     $ 21,428,989
Real estate - construction ...................      13,410,663       13,404,461
Real estate - mortgage .......................      12,950,312       14,160,539
Installment loans to individuals .............       1,743,770        1,837,465
                                                  ------------     ------------
                                                    49,236,900       50,831,454

     Unearned discount .......................         (64,930)         (61,208)
     Allowance for loan losses ...............      (1,111,456)      (1,082,278)
     Deferred loan fees ......................        (257,824)        (293,845)
     Deferred profit on OREO sales (1) .......        (134,672)
                                                  ------------     ------------
          Loans, net .........................    $ 47,668,018     $ 49,394,123
                                                  ============     ============
--------------------------------------------------------------------------------
(1) Audited financial statements for December 31, 1996, do not include Deferred profit on OREO sales due to not being material in amount.

The following table summarizes the changes in the allowance for loan losses for the periods ending March 31, 1997, and December 31, 1996:

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        1997            1996
--------------------------------------------------------------------------------
Balance at January 1 ...........................    $ 1,082,278     $ 1,219,304
Charge Offs:
    Commercial, financial and agricultural .....         (1,223)       (324,340)
    Real Estate - construction .................              -         (61,638)
    Real Estate - mortgage .....................              -         (48,696)
    Installment loans to individuals ...........        (11,420)        (53,934)
--------------------------------------------------------------------------------
        Total Charge Offs ......................        (12,643)       (488,608)
--------------------------------------------------------------------------------
Recoveries:
    Commercial, financial and agricultural .....            545               -
    Real Estate - construction .................         33,527         123,139
    Real Estate - mortgage .....................              -           2,000
    Installment loans to individuals ...........          7,749          40,903
--------------------------------------------------------------------------------
        Total Recoveries .......................         41,821         166,042
--------------------------------------------------------------------------------
Net charge offs ................................         29,178        (322,566)
Additions charged to operations ................              -         185,540
--------------------------------------------------------------------------------
                                                    $ 1,111,456     $ 1,082,278
--------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

Impaired Loans: Impaired loans, as defined, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The carrying value of impaired loans totaled $2,503,306 at March 31, 1997, and $1,183,747 at December 31, 1996, of which $1,134,700 and $1,135,752, respectively, is the result of a troubled debt restructuring. The total allowance relating to these loans is $270,925 and $281,345, respectively, for the first quarter of 1997 and year end 1996. Total cash collected on impaired loans for the first three months of 1997 approximated $18,089, none of which was credited to the principal balance outstanding, and the entire amount was recognized as interest income.

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

Loan impairment is measured by estimating the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of collateral if the loan is collateral dependent. When it has been substantiated that a loss is evident and should be recognized, the impaired loan will be charged off. The recorded investment in these loans and the valuation allowance for loan losses related to loan impairment are as follows:

--------------------------------------------------------------------------------
Recorded Investment                       March 31, 1997      December 31, 1996
--------------------------------------------------------------------------------
Principal amount of impaired loans        $  2,770,287           $  1,460,793
Accrued Interest                                 3,516                  4,068
Deferred loan costs                                428                    231
                                          ------------           ------------
                                             2,774,231              1,465,092
Less valuation allowance                       270,925                281,345
                                          ------------           ------------
    Total carrying value                  $  2,503,306           $  1,183,747
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Valuation Allowance                       March 31, 1997      December 31, 1996
--------------------------------------------------------------------------------
Valuation allowance at
beginning of period                       $    281,345           $    334,981
Net charges to operations
for impairment (1)                             (10,420)               307,911
Direct write-downs                                   -               (361,547)
Recoveries                                           -                      -
                                          ------------           ------------
Valuation allowance at end of period      $    270,925           $    281,345


--------------------------------------------------------------------------------
(1) Impaired loans is a separate component of the loan loss reserve.
    $10,420 was re-allocated to the allowance for loan losses component.

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997



NOTE E - RELATED PARTY TRANSACTIONS

The Bank, in the ordinary course of business, makes loans and receives deposits from its directors and stockholders. The following sets forth information for all directors and officers (and their families) who had loans with the bank, or who were otherwise indebted to the Bank in an amount in excess of $60,000.

In 1997, the Bank extended credit to Valerie Rossi, daughter of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $20,000. As of March 31, 1997, the principal balance owing was $19,729. This loan is secured and bears interest at a fixed rate of 10%. This loan matures on February 27, 2002. In addition, a loan to Valerie Rossi which was extended in 1991 in the amount of $16,595 was paid off in March 1997.

In 1996, the Bank refinanced an unsecured line of credit to John Rossi, son of Andrew Rossi, President, Chief Executive Officer and Director of the Company and sister of Toinette Rossi, Vice President/Manager and Director of the Company, in the amount of $303,250. This loan was paid off in February 1997. John Rossi also guaranteed a small secured loan which was originated 1996 in the amount of $5,194. This loan was also paid off in March 1997.

As of March 31, 1997, the Bank had loans extended to Joseph Freitas and various family members. The following table summarizes those loans with a total indebtedness of $36,854.


--------------------------------------------------------------------------------
                                   Balance as                   Current
                             Note   of March   Note  Maturity  Interest Secured/
Name on Loan   Relationship Amount  31, 1997   Date    Date      Rate  Unsecured
--------------------------------------------------------------------------------
Joseph Freitas    Director  $13,055 $ 2,860  4/19/96  4/21/97   7.75%  Secured
                                                                Fixed
Joseph Freitas    Director  $30,000 $28,036  10/2/96  4/3/97    8.00%  Secured
                                                                Fixed
Linda Abeldt      Daughter  $ 9,000 $ 5,958  3/22/95  3/22/00  10.00%  Unsecured
                                                                Fixed
--------------------------------------------------------------------------------
Total Indebtedness                  $36,854
--------------------------------------------------------------------------------

                             DELTA NATIONAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE F - FORECLOSED ASSETS

Foreclosed real estate owned includes real estate acquired through foreclosure, or by obtaining a deed in lieu of foreclosure. Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the real estate provided that the adjusted carrying amount does not exceed the original carrying amount at the date of foreclosure. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses. Total foreclosed real estate (before the valuation allowance) was $972,747 at March 31, 1997, this consisted of one piece of property which is a condominium complex consisting of eight units that were completed and placed in service as rental units by the Bank. The Bank is currently building out twelve additional units at a cost of approximately $750,000. The valuation allowance at March 31, 1997, totaled $284,193.

--------------------------------------------------------------------------------
                                         March 31, 1997        December 31, 1996
--------------------------------------------------------------------------------
Real estate owned:
    Foreclosed assets                    $      972,747         $      784,193
    Less valuation allowance                    284,193                284,193
--------------------------------------------------------------------------------
        OREO, net                        $      688,554         $      500,000
--------------------------------------------------------------------------------

Changes in the valuation allowance for foreclosed real estate for the periods ending March 31, 1997, and December 31, 1996, are as follows:

--------------------------------------------------------------------------------
                                          March 31, 1997       December 31, 1996
--------------------------------------------------------------------------------

Balance at January 1,                     $     284,193         $      295,567

Provision charged to operations                       -                112,560

Charge-offs, net of recoveries (l)                    -               (123,934)
--------------------------------------------------------------------------------
Balance at end of period                   $    284,193          $     284,193
--------------------------------------------------------------------------------
(1) Net recovery consists of one property sold in the third quarter of 1996.

Other repossessed assets acquired by the Bank include all assets except real estate. As with other real estate owned, assets acquired by repossession are required to be sold and are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of repossession. After repossession, valuations are periodically performed by management. Any subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount of the asset provided that the adjusted carrying amount does not exceed the original carrying amount at the date of repossession. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses. There were no other repossessed assets as of March 31, 1997 and December 31, 1996.

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

At March 31, 1997, the Company's total assets were $90,727,873, net loans amounted to $47,668,018, stockholders' equity was $10,902,307 and the allowance for loan losses was $1,111,456. This compares to total assets of $92,025,115, net loans of $49,394,123, stockholders' equity of $10,607,355 and allowance for loan losses of $1,082,278, at December 31, 1996. Total assets decreased 1.4% which was primarily due to a decrease in the loan portfolio of 3.5% and securities portfolio of 2.7%. Total deposits also decreased by 2.0%, primarily in the non-interest bearing category.

Net income for the first three months of 1997 amounted to $283,185 or $.75 per share, as compared with $321,364 or $.85 per share earned for the same period in 1996. A significant portion of the 11.9% decrease in net income from a year ago was due to decreased interest income earned on securities of 20.20% and a decrease in non-interest income of 12.34%. While interest and non-interest income decreased, interest and non-interest expense also decreased in the first quarter of 1997. Interest expense on deposits decreased by 11.3% and non-interest expense decreased 2.08% over the same period in 1996.

The carrying value of nonaccrual loans at quarter end amounted to $1,639,531, up from $329,609 at December 31, 1996. Nonaccrual loans consists of three real estate loans and two commercial loans. At March 31, 1997, other real estate owned ("OREO") (net of the valuation allowance) totaled $688,554, compared with OREO of $500,000 at December 31, 1996. Restructured loans, loans outstanding whose original terms have been modified, totaled $1,134,700 at March 31, 1997, which consisted of one real estate loan, compared to $1,135,752 at December 31, 1996.

There was no change in the provision for loan losses. As of March 31, 1997 and the same period in 1996, there were no additional provisions from operations made to the allowance for loan losses. Net loans charged off amounted to a net recovery of $29,178 for the first three months of 1997 versus a net charge off of $30,942 for the same period in 1996.

Net interest income was $1,218,406 at March 31, 1997, compared to $1,278,556 for March 31, 1996. Net interest income decreased due to a reduction in interest income on securities. Interest on securities was $494,148 and $ 619,110 in 1997 and 1996, respectively. Interest on U.S. Government Agency securities decreased $190,557 due to securities that matured and were not replaced during the year. Interest expense decreased 6.99% due to lower rates on deposits and decreased interest bearing balances. Interest expense was $642,437 and $724,371 in 1997 and 1996, respectively.

Non-interest income amounted to $191,094 as of March 31, 1997, compared to $217,988 for March 31, 1996. Income related to service charges on deposits decreased 6.54% while income on other real estate owned decreased 19.59% and mortgage department fee income decreased 73.18%. Total non-interest income decreased 12.34% over the same period in 1996.

Operating expenses amounted to $932,848 for the three months ending March 31, 1997, compared to $952,708 for the same period in 1996 which represents an 2.08% decrease. Expenses pertaining to professional fees decreased significantly in 1997. There were no operating expenses relating to the valuation allowance for other real estate owned in the first quarter of 1997 or 1996.


EARNINGS PERFORMANCE

Net Income: Net income for the first three months of 1997 amounted to $283,185 or $.75 per share, as compared with $321,364 or $.85 per share earned for the same period in 1996. A significant portion of the 11.9% decrease in net income from a year ago was due to decreased interest income earned on securities of 20.20% and a decrease in non-interest income of 12.34%. The decrease in securities interest income was primarily in the U. S. Government Agency portfolio due to bonds that matured and were not replaced in 1996 or the first part of 1997. While interest and non-interest income decreased, interest and non-interest expense also decreased in the first quarter of 1997. Interest expense on deposits decreased by 11.3% and non-interest expense decreased 2.08% over the same period in 1996. Although net earnings were slightly lower in the first quarter over the same quarter in 1996, the Bank does not anticipate any changes from previous year earnings at this time.

Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities. Net interest income was $1,218,406 at March 31, 1997, compared to $1,278,556 for March 31, 1996. Net interest income decreased due to a reduction in interest income on securities. Interest on securities totaled $494,148 in March 1997 and $619,110 in March 1996. Interest on U.S. Government Agency securities decreased $190,557 due to securities that matured and were not replaced during the year. Interest expense decreased 6.99% in the first quarter of 1997, compared to the same period in 1996 due to reduced rates on deposits and a decline in interest bearing balances. Interest expense was $642,437 and $724,371 in 1997 and 1996, respectively. The decline in expense was primarily in the certificates of deposits over $100,000 class.

Provision for Loan Losses: There were no changes in the provision for loan losses. As of March 31, 1997, and the same period in 1996, there were no provisions from operations made to the allowance for loan losses. Net loans charged off amounted to a net recovery of $29,178 for the first three months of 1997 versus a net charge off of $30,942 for the same period in 1996. The provision for loan losses reflects management's on-going evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

Non-Interest Income: Non-interest income amounted to $191,094 as of March 31, 1997, compared to $217,988 for March 31, 1996. Income related to service charges on deposits decreased 6.54% while income on other real estate owned declined 19.59% and mortgage department fee income was reduced by 73.18%. Total non-interest income decreased 12.34% over the same period in 1996. Income on other real estate owned is expected to increase in the last quarter of 1997 due to additional units currently under construction at a condominium complex the Bank currently holds as OREO. Mortgage department income has declined due to increased rates in the home loan market.

--------------------------------------------------------------------------------
  (In thousands)                             March 31, 1997       March 31, 1996
--------------------------------------------------------------------------------
Service charges on deposit accounts          $     119,530        $     127,894
Mortgage department fees                             8,064               30,063
Other real estate owned (OREO)                      12,022               14,950
Other repossessed assets                             9,763                    -
Gain on sale of OREO                                    73                  144
Gain on sale of fixed assets                             -                    -
Other income                                        41,642               44,937
--------------------------------------------------------------------------------
    Total                                    $     191,094        $     217,988
--------------------------------------------------------------------------------


Non-Interest Expense: Non-interest expense amounted to $932,848 for the three months ending March 31, 1997, compared to $952,708 for the same period in 1996 which represents an 2.08% decrease. Expenses pertaining to professional fees decreased significantly in 1997. There were no significant operating expenses relating to the valuation allowance for other real estate owned in the first quarter of 1997 or 1996.

--------------------------------------------------------------------------------
(In thousands)                               March 31, 1997       March 31, 1996
--------------------------------------------------------------------------------
Salaries and wages                           $     422,182        $     465,862
Employee benefits                                   51,198               55,587
Occupancy and equipment                            175,948              173,611
Stationary and supplies                             23,665               27,763
Professional fees                                   23,262               45,070
Assessments                                          7,208               10,253
Other operating                                    206,900              165,853
Writedown of OREO                                        -                   67
OREO expenses                                        6,153                7,581
Other repossessed assets expenses                    4,249                    -
Loss on sale of other repossessed assets                 -                    -
Loss on sale of OREO                                     -                    -
Loss on sale of fixed assets                        12,083                1,061
Loss on sale of available-for-sale security              -                    -
--------------------------------------------------------------------------------
    Total                                    $     932,848        $     952,708
--------------------------------------------------------------------------------

ASSET LIABILITY MANAGEMENT

Liquidity: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. During the first three months of 1997, the Company continued to maintain a high level of liquidity. Highly liquid assets consist of cash, deposits placed with banks, Federal funds sold and securities available for sale. At quarter end, the Bank had a liquidity ratio of 22.26%.

Interest Rate Sensitivity Management: The primary objectives of the asset liab-ility management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings' objectives and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies that at-tempt to limit the change in pre-tax net interest income assuming various int-erest rate scenarios. This is accomplished by adjusting the repricing character-istics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1997. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

----------------------------------------------------------------------------------------------------------------------
                                   0 - 30      31- 90      3 - 6       6 - 12      1 - 5      Over 5
(In Thousands)                      Days        Days       Months      Months      Years      Years        Total
----------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Fed funds sold ..............  $  9,800    $      -    $      -    $     -     $      -   $       -    $  9,800
    Deposit accounts with
    other banks .................       103           -           -          -            -           -         103
    Securities: (3)
        U. S. gov. agencies .....         -      13,446       9,925          -            -          21      23,392
        Municipals ..............         -           -           -          -            -         390         390
        Corporate bonds (6) .....         -           -           -          -            -       1,035       1,035
----------------------------------------------------------------------------------------------------------------------
    Total securities ............  $      -    $ 13,446    $  9,925   $      -     $      -    $  1,446    $ 24,817
----------------------------------------------------------------------------------------------------------------------
    Loans: (1)
        Commercial-fixed ........  $    960   $   1,020    $    924   $    556     $  3,244    $      -    $  6,704
        Commercial-variable(2)...    14,678           -           -          -            -           -      14,678
        Real estate-fixed .......       697         330           5        162          384          50       1,628
        Real estate-variable.....    25,059           -           -          -            -           -      25,059
        Installment (4) .........        44          11          33         82        1,021           -       1,191
----------------------------------------------------------------------------------------------------------------------
    Total loans .................  $ 41,438   $   1,361    $    962   $    800     $  4,649    $     50    $ 49,260
----------------------------------------------------------------------------------------------------------------------
    Total assets ................  $ 51,341   $  14,807    $ 10,887   $    800     $  4,649    $  1,496    $ 83,980
----------------------------------------------------------------------------------------------------------------------
Source of Funds:
    Deposits:
        Interest-bearing
        demand deposits .........  $ 13,954   $       -    $      -   $      -     $      -    $      -    $ 13,954
        Time deposits greater
          than $100,000 .........     5,679       4,982       1,933      7,824        1,065           -      21,483
        Time deposits less
          than $100,000 .........     1,641       5,675       2,692      2,231          918           -      13,157
        Passbook time deposits
        - variable ..............     4,938           -           -          -            -           -       4,938
        Savings (5) .............         -       9,169           -          -            -           -       9,169
----------------------------------------------------------------------------------------------------------------------
    Total deposits ..............  $ 26,212   $  19,826    $  4,625   $ 10,055     $  1,983    $      -    $ 62,701
----------------------------------------------------------------------------------------------------------------------
    Total liabilities ...........  $ 26,212   $  19,826    $  4,625   $ 10,055     $  1,983    $      -    $ 62,701
----------------------------------------------------------------------------------------------------------------------
    Gap .........................  $ 25,129   $  (5,019)   $  6,262   $ (9,255)    $  2,666    $  1,496    $ 21,279
----------------------------------------------------------------------------------------------------------------------
    Cumulative interest
    sensitivity gap .............  $ 25,129   $  20,110    $ 26,372   $ 17,117     $ 19,783    $ 21,279    $ 21,279
----------------------------------------------------------------------------------------------------------------------

(1)  Non-accruing loans not yet charged off are included in the loan balance.
(2)  Overdrafts are not included in the loan balance.
(3)  Securities are stated at amortized cost.
(4)  Credit Cards are not included in the loan balance.
(5)  IRA's and Christmas Club accounts are not included in the balance.
(6)  FRB and other stock is not included in the balance.

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities which reprice over the same time period and is considered negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse effect on net interest income. As illustrated by the table, the Company maintained a positive gap at March 31, 1997. The Company, therefore, was asset sensitive and was positioned for increased net interest income given a rise in interest rates in 1997. The degree of positive gap is not so large that a significant detrimental impact would result from stable or declining interest rates.


BALANCE SHEET ANALYSIS

Cash and Due from Banks: Cash and due from banks for the quarter ended March 31, 1997, was $4,430,654, compared to $5,052,387 at December 31, 1996. Cash and due from banks fluctuates on an ongoing basis depending on the Banks cash activity at quarter end.

Securities: The fair value of available-for-sale securities totaled $9,490,086, compared to $10,349,542 at December 31, 1996. The decrease in available-for-sale securities was primarily due to investments that matured during the first part of 1997. The Bank had approximately $878,000 in available-for-sale securities mature in the first quarter of 1997. All new securities purchased in the first three months of 1997 were placed in the held-to-maturity category due to the Banks intent to hold these funds until they mature. As of March 31, 1997, the Bank had approximately $1,273,000 in held-to-maturity securities mature and approximately $1,535,000 in securities purchased. As of March 31, 1997, available-for-sale securities made up 37% of the securities portfolio while held-to-maturity securities made up 63% of the portfolio. The majority of the securities are variable in rate at 94% of the securities portfolio and 6% are fixed rate.

The securities portfolio consisted primarily of U.S. government agency securities and one municipal bond and one corporate bond. The amortized cost of held-to-maturity securities totaled $15,580,289 at quarter end compared to $15,428,286 at December 31, 1996.

The following table shows the amortized cost (book value) of the Company's portfolio of available-for-sale and held-to-maturity securities for the periods ending March 31, 1997, and December 31, 1996:

--------------------------------------------------------------------------------
(In thousands)                                       March 31,      December 31,
                                                       1997           1996
--------------------------------------------------------------------------------

Available-for-sale:
    U. S. Treasury .................................   $         -   $         -
    U. S. government agencies ......................     8,846,493     9,725,856
    States & political subdivisions ................       389,570       389,776
    Corporate bonds and other ......................       204,350       204,350
--------------------------------------------------------------------------------
        Total ......................................   $ 9,440,413   $10,319,982
--------------------------------------------------------------------------------

Held-to-maturity:
    U. S. Treasury .................................   $         -   $         -
    U. S. government agencies ......................    14,545,568    15,428,286
    States & political subdivisions ................             -             -
    Corporate bonds and other ......................     1,034,721             -
--------------------------------------------------------------------------------
        Total ......................................   $15,580,289   $15,428,286
--------------------------------------------------------------------------------

The following tables show the amortized cost (book value) and maturities of securities at March 31, 1997, and the weighted average yields (1).

--------------------------------------------------------------------------------------------------------------------
                                                     Securities/Maturities - March 31, 1997
                              --------------------------------------------------------------------------------------
                                                  After 1 but          After 5 but
                                 Within 1 year        Within 5 Years       Within 10 Years       After 10 Years
                              --------------------------------------------------------------------------------------
                                Amount      Yield     Amount     Yield     Amount     Yield     Amount      Yield
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:(1)
    U. S. Treasury .......... $         -       -    $         -     -    $         -     -    $         -      -
    U.S. government
    agencies ................           -       -      3,495,455  6.73%     5,351,038  6.68%             -      -
    States & political
    subdivisions (2) ........           -       -              -     -              -     -        389,570  13.50%
    Corporate bonds(2)(3) ...           -       -              -     -              -     -              -      -
--------------------------------------------------------------------------------------------------------------------
        Total ............... $         -       -    $ 3,495,455  6.73%   $ 5,351,038  6.68%   $   389,570  13.50%
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity: (1)
    U. S. Treasury .......... $         -       -    $         -     -    $         -     -    $         -      -
    U.S. government
    agencies ................           -       -      3,586,991  7.94%     9,406,619  7.18%     1,551,958   7.98%
    States & political
    subdivisions (2) ........           -       -              -     -              -     -              -      -
    Corporate bonds (2) .....           -       -              -     -      1,034,721  6.90%             -      -
--------------------------------------------------------------------------------------------------------------------
        Total ............... $         -       -    $ 3,586,991  7.94%   $10,441,340  7.15%   $ 1,551,958   7.98%
--------------------------------------------------------------------------------------------------------------------

(1)  Yields are calculated on a tax equivalent basis using the Federal statutory rate of 34%.
(2)  There were no securities which exceeded 10% of stockholders' equity.
(3)  Federal Reserve Stock and other stock are not included in balance.

Loan Composition: The loan portfolio totaled $47,668,018 at March 31, 1997, compared to $49,394,123 at December 31, 1996. There was a slight reduction in real estate mortgage loans and a small increase in real estate construction. Total gross loans decreased 3.13% in the first three months of 1997. Consumer loans continue to decline due to recessionary influences and competition. The composition of the Bank's loan portfolio is as follows:
--------------------------------------------------------------------------------
                                          Percentage                Percentage
                                March 31,  of Total    December 31,  of Total
                                  1997      Loans         1996        Loans
--------------------------------------------------------------------------------
Commercial, financial
and agricultural ...........  $ 21,132,155   42.92%    $ 21,428,989   42.16%
Real Estate-construction ...    13,410,663   27.24%      13,404,461   26.37%
Real Estate-mortgage .......    12,950,312   26.30%      14,160,539   27.86%
Installment loans to
individuals ................     1,743,770    3.54%       1,837,465    3.61%
--------------------------------------------------------------------------------
                              $ 49,236,900  100.00%    $ 50,831,454  100.00%
Unearned discount ..........       (64,930)                 (61,208)
Allowance for possible
loan losses ................    (1,111,456)              (1,082,278)
Deferred loan fees .........      (257,824)                (293,845)
Deferred profit on OREO
sales (2) ..................      (134,672)                       -
--------------------------------------------------------------------------------
    Loans, net .............  $ 47,668,018             $ 49,394,123
--------------------------------------------------------------------------------
(1) There were no lease financing or foreign loans
(2) Audited financial statements for December 31, 1996, do not include deferred profit on OREO sales since it is not considered material in amount.

The Bank's customers are primarily located in Stanislaus County and San Joaquin County. Approximately 54% of the Bank's loans are for real estate and construc-tion and approximately 43% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small business. Generally real estate loans are secured by real property and commercial and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.

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


Allowance for Loan Losses: The allowance for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. These evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific loan problems and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Early recognition of problem credits is critical to avoid shortages in the allowance. The allowance for loan losses totaled $1,111,456 or 2.26% of total gross loans at March 31, 1997, compared to $1,082,278 or 2.13% of total gross loans at December 31, 1996. As of March 31, 1997, the allowance primarily consists of one commercial retail center that is experiencing difficulty in leases and cash flow.

The allowance for loan losses is a product of the Bank's allowance for loan loss methodology that reflects the potential losses in the loan portfolio. The Bank's conservative lending philosophy allows this allowance to be quite manageable. Loans totaling $12,643 were charged off during the period and $41,821 was collected in recoveries as of March 31, 1997, compared to $70,302 in loans charged off and $39,360 in recoveries for the same period of 1996. Loans charged off totaled $488,608 as of December 31, 1996, and $166,042 was collected in recoveries.

Total loans classified for regulatory purposes as loss, doubtful, substandard, or special mention (including nonaccrual loans and troubled debt restructuring) at March 31, 1997, were $2,790,708. At December 31, 1996, total loans classified for regulatory purposes was $3,945,378. Of the total classified, $71,634 was classified as doubtful at March 31, 1997, and December 31, 1996. Management is not aware of any other material credit that there is serious doubt regarding the ability to repay other than those reflected in classified loans and in the allowance for possible loan losses.


Non-Accrual Loans, Restructured Loans and Real Estate Owned: Information regarding non-accrual loans, past due loans and restructured loans is presented below.

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         1997          1996
--------------------------------------------------------------------------------
Non-accrual loans: (1)
    Commercial, financial and agricultural .......   $    81,702    $         -
    Real estate loans ............................     1,557,829        329,609
    Consumer loans (2)............................             -              -
--------------------------------------------------------------------------------
        Total non-accrual loans ..................   $ 1,639,531    $   329,609
--------------------------------------------------------------------------------
Loans past due 90 days or more still
accruing interest                                    $     6,000              -
--------------------------------------------------------------------------------
Troubled debt restructuring (1) ..................   $ 1,134,700    $ 1,135,752
--------------------------------------------------------------------------------
(1)  Carrying value before impaired allowance
(2)  Credit cards

Non-accrual loans at quarter end amounted to $1,639,531, up from $329,609 at December 31, 1996. The major portion of the non-accrual loans consists of one real estate loan totaling $1,228,001. Gross interest income that would have been recorded for non-accrual loans if loans had been current in accordance with original terms and had been outstanding throughout the period or since origination for year to date 1997 and December 31, 1996, was $68,777 and $29,694, respectively. There was no interest income included in net income for the period for non-accrual loans.

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

A troubled debt restructuring occurs when the Bank for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not ordinarily consider. Troubled debt restructuring can occur in a variety of forms, such as transferring assets in a full or partial settlement of the debt, issuing debt, or modifying terms including reducing the stated interest rate, extending maturity dates, reducing the face amount or maturity of the debt, or reducing accrued interest. Restructured loans totaled $1,134,700 at March 31, 1997, and $1,135,752 at December 31, 1996. All
restructured loans were current as to principal and interest.

FUNDING SOURCES

Deposits: Total deposits amounted to $79,405,638 as of March 31,1997, compared to $81,052,506 at December 31, 1996, a decrease of 2.03%. The decrease between
December 31, 1996, and March 31, 1997, was primarily in non-interest bearing deposits. Historically, the Bank retains 90% or more of its deposits. Non-interest bearing deposits decreased 10.96% while interest bearing demand deposits increased 8.10%. Total time and savings deposits remained constant at a slight reduction of 1.61%.

Non-interest bearing demand deposits averaged approximately $13,807,325 at March 31, 1997, and $13,987,382 at December 31, 1996. Interest bearing deposits averaged approximately $67,201,711 at the end of March and $67,571,770 at year end December 31, 1996.


--------------------------------------------------------------------------------
                                        March 31, 1997        December 31, 1996
--------------------------------------------------------------------------------
                                      Average     Average     Average    Average
                                      Balance      Rate       Balance     Rate
--------------------------------------------------------------------------------
Interest bearing deposits
         Checking accounts .....    $15,432,841    1.52%    $14,186,109    1.88%
         Savings ...............     16,234,560    4.24%     18,142,195    4.24%
         Time deposits (1) .....     35,534,310    4.97%     35,243,466    4.13%
Non-interest bearing deposits ..     13,807,325              13,987,382
--------------------------------------------------------------------------------
(1) Included at March 31, 1997 are $21,482,909 in time certificates of $100,000 or more, of which $10,660,409 matures in 3 months or less, $1,933,059 matures in 3 to 6 months, $7,823,812 matures in 6 to 12 months, and $1,065,629 matures in more than 12 months.

Other Borrowings: There were no other borrowings as of March 31, 1997, or December 31, 1996.

Capital: Retained earnings from operations have been the primary source of new capital for the Company. As of March 31, 1997, stockholders' equity was $10,873,283, compared to $10,607,355 at year-end 1996. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines require adequately capitalized institutions to maintain a Tier I
(core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, is deemed to be well capitalized. For the Company, Tier I capital consists of common stockholders' equity. In addition to the risk-weighted ratios, all banks are expected to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. This ratio is defined as Tier I capital to average total assets for the most recent quarter. At March 31, 1997, the Company exceeded its capital requirements. Based on the guidelines, the Bank's Tier I and combined Tier I and Tier II risk-weighted ratios at March 31, 1997, and December 31, 1996, and 1995 were as follows:

--------------------------------------------------------------------------------
                                Minimum    March 31,  December 31,  December 31,
                                             1997        1996           1995
--------------------------------------------------------------------------------
Risk Based Capital Ratio ....    8.00%      19.99%       19.76%        18.14%
Tier I Ratio ................    4.00%      18.73%       18.50%        16.88%
Leverage Ratio ..............    3.00%      11.55%       11.23%        10.02%
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

         b)       Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the period ending March 31, 1997

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DELTA NATIONAL BANCORP
                                                                    (Registrant)




DATE:       April 30, 1997                  /s/ Andrew Rossi
                                            Andrew Rossi
                                            President/Chief Executive Officer
                                            Director
                                            (Principal Executive Officer)



DATE:       April 30, 1997                  /s/ Warren E. Wegge
                                            Warren E. Wegge
                                            Executive Vice President
                                            (Principal Financial Officer)




DATE:       April 30, 1997                  /s/ Toinette Rossi
                                            Toinette Rossi
                                            Vice President and Manager
                                            Director